Form 10KSB
period 1999-12-31
LOUGHRAN GO CORP
filed 2000-08-23
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year December 31, 1999	Commission File 000-28457

LOUGHRAN/GO CORPORATION
(Exact name of registrant as specified in its charter)

NEVADA (State or other jurisdiction of incorporation of organization)	86-0955239 (IRS Employer Identification No. )

18036 N. 15th Street, Phoenix, AZ 85022
(Address of principal executive offices)
(602) 485-1346)
(Registrant's telephone number, including area code)

Name of each exchange on which registered: N/A

Securities registered pursuant to Section 12 (b) of the Act: None
Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes X No ___

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10KSB or any amendment to the Form 10 KSB (X)

The aggregate market value of the 100,000 shares of common stock of the Registrant held by non-affiliates on December 31, 1999 can not be calculated since there has been no trading market for the shares.

Issuer's revenues for its 1999 fiscal year were $0.00.


Item 1.	Business

Loughran/Go Corporation is a development stage company. From incorporation in Nevada in 1996 the Company has remained largely inactive while searching for the proper business activity. The officers of the Company at its first meeting in 1996 discussed the possibility of forming a consulting business regarding the establishment of "shell corporations" and the subsequent merger with an established company.

During this period the officers held a number of discussions in the chosen field but no revenue was generated and no records made although there were many hours devoted to Loughran/Go as evidenced by the audited figures.

Current discussions have been extended to include the possibilities of Internet use.

There are no full time employees.

Item 2.	Property

The Company shares office space with another office of the president and pays a nominal amount for the use of the office, the telephone system, the copying equipment and the computers. The company owns no equipment and does not plan to purchase more than daily activities would require.

The Company has no outstanding obligations other than equity to its shareholders and the loan from its officers.

Item 3.	Legal Proceedings

There are no known legal proceedings naming Loughran/Go Corporation.

Part II

Item 5.	Market for Common Equity and Related Stockholder Matters.

There has never been a market established for the shares of Loughran/Go Corporation and none is contemplated until the Company becomes an operating company.

No dividend or distribution of earnings has occurred.

Item 6.	Management's discussion and analysis of Financial Condition and Results of Operation.

The Company currently consists of a Board of Directors of two, Philip M. Young and David M. Young, and 28 other shareholders. The board has appointed Corporate Communications Network Company to act as a "finder" and/or a consultant to the company to find a satisfactory acquisition or merger partner. To date nothing has occurred from this engagement.


Item 7.	Financial Statements.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Ivan Braverman of Braverman & Company originally prepared financial documents while employed at AJRobbins & Co. Late in 1999 Mr. Braverman was no longer associated with AJ Robbins & Co and prepared documents under his own firm of which he is sole employee. There are no disagreements with Braverman & Co nor with AJ Robbins & Co.

Part III

Item 9.	Directors and Executive Officers of Registrant

The present directors and executive officers of the Company, their ages, positions held in the Company and duration of service are as follows:

Name Philip M. Young David M. Young	Age 76 41	Position President/Director Secretary/Director	Since April 1996 April 1996

Item 10.	Executive Compensation

There have been no salaries or any compensation paid to any officers or directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

	Common Stock	Percentage
Philip M. Young, President	150,000	30
David M. Young, Secretary	150,000	30
John Hickey, Shareholder	50,000	10

Item 12.	Certain Relationships and Related Transactions.

There were no transactions for the fiscal year ending December 31, 1999 in which, to the knowledge of the Company, any director, executive officer or any member of the immediate family of the foregoing person, have or will have a direct or indirect material interest.


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Loughran/Go Corporation
Phoenix, Arizona

We have audited the accompanying balance sheet of Loughran/Go Corporation as of December 31, 1999, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1999 and for the period from April 29, 1996 (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides are a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loughran/Go Corporation. as of December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999 and for the period from April 29, 1996 (inception) to December 31, 1999, in conformity with generally accepted accounting principles.


The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, and/or achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

-----------/s/------------
Ivan Braverman

Braverman & Company, P.C.
Phoenix, Arizona
June 13, 2000

LOUGHRAN/GO CORPORATION
( a Development Stage Company)
BALANCE SHEET
December 31, 1999

ASSETS

TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT

CURRENT LIABILITIES
Accounts payable-trade	$ 2,280
Accounts payable-shareholder	3,015

$ 5,295

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001 25,000,000 shares
authorized, 500,000 issued and outstanding	500
Paid-in capital	500
Contributed capital	9,600
(Deficit) accumulated during the development stage	(15,895)

Total Stockholders' Equity (Deficit)	(5,295)

$ -

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


LOUGHRAN/GO CORPORATION
( a Development Company)
STATEMENTS OF OPERATION

For the Years Ended December 31,	Cumulative from April 29, 1996 (Inception) to December 31,
	1999	1998	1999
REVENUE	$ -	$ -	$ -
EXPENSES
General and administrative	8,191	2,453	15,895
Total Expenses	8,191	2,453	15,895

NET (LOSS)	$ (8,191)	$ (2,453)	$ (15,895)
NET (LOSS) PER COMMON SHARE-Basic	$ (0.02)	$ *

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	500,000	500,000
* Less than $(.01)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

LOUGHRAN/GO CORPORATION
( a Development Company)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM APRIL 29, 1996 (INCEPTION)
TO DECEMBER 31, 1999


	Common Shares	Stock Amount	Paid-in Capital	Contributed Capital	(Deficit) Accumulated During the Development Stage	Total
Balances, April 29, 1996	-	$ -	$ -	$ -	$ -	$ -
Issuance of stock to insiders for services on May 25, 1996 at $.002 per share	500,000	500	500			1,000
Contributed capital				1,759		1,759
Net (loss)					(2,759)	(2,759)

Balances, December 31, 1996	500,000	500	500	1,759	(2,759)
Contributed Capital				2,392		2,392
Net (Loss)					(2,492)	(2,492)

Balances, December 31, 1997	500,000	500	500	4,151	(5,251)	(100)
Contributed capital				2,353		2,353
Net (Loss)					(2,453)	(2,453)

Balances, December 31, 1998	500,000	500	500	6,504	(7,704)	(200)
Contributes capital				3,096		3,096
Net (Loss)					(8,191)	(8,191)

Balances, December 31, 1999	500,000	500	500	$ 9,600	$ (15,895)	$ (5,295)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

LOUGHRAN/GO CORPORATION
( a Development Company)
STATEMENTS OF CASH FLOWS

For the Years Ended December 31,	Cumulative from April 29, 1996 (Inception) to December 31,
	1999	1998	1999
CASH FLOWS FROM OPERATION ACTIVITIES:
Net (loss) from operations	$ (8,191)	$ (2,453)	$ (15,895)
Adjustments to reconcile net (loss) to net
Cash used by operating activities:
Common stock issued for services			1,000
Capital contributed for services	3,096	2,353	9,600
Changes in:
Accounts payable	5,095	100	5,295
Net Cash (Used) by Operating Activies	$ -	$ -	$ -

NET INCREASE IN CASH
CASH, beginning of period	$ -	$ -	$ -
CASH, end of period	$ -	$ -	$ -

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS


LOUGHRAN/GO CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Loughran/Go Corporation (the Company), is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Nevada corporation, formed April 29, 1996. Since inception it has had no operations and is in the process of seeking a merger candidate. Its year end is December 31. Pursuant to the filing of a Form 10-SB with the Securities and Exchange Commission, it became a reporting company in January, 2000.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ability to continue in existence is dependent on its ability to develop additional sources of capital, locate and merge with a profitable merger candidate, or achieve profitable operations as a result of a merger. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future periods of temporary differences between the tax basis of assets and liabilities and their financial amounts at year end.

For income tax purposes, substantially all deductible expenses incurred to date must be deferred until the Company commences business and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company is not in business as of December 31, 1999, accumulated deductible expenses incurred since inception of $3,280 , resulted in a $656 deferred tax asset. None of the $9,600 of capital contributed through December 31, 1999, is tax deductible. A valuation allowance of $656 has been provided since there is no assurance of future taxable income. Tax deductible losses, when provided, can be carried forward for 20 years until utilized.

Earnings (loss) Per Common Share

Loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128, "Earnings per Share".

LOUGHRAN/GO CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

Use of Estimates in the Preparation of Financial Statements


The preparation of financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

NOTE 2 - RELATED PARTY TRANSACTIONS

Contributed Capital

Capital contributed by officers and shareholders from inception through December 31, 1999, have been expensed in the accompanying statements of operations. Capital contributions consist of the following:

	1999	1998	From Inception
Cost Paid
Corporate reinstatement fees	$ 350	$ -	$ 350
Accounting fees	300		300

Total costs paid	650		650

Value of services:
Annual transfer fees	286	193	850
Offices, rent and utilities	1,200	1,200	4,500
Management	960	960	3.600

Total value of services	2,446	2,353	8,950

Total Contributed Capital	$ 3,096	$ 2,353	$ 9,600

The annual transfer fees and offices, rent and utilities above were provided by a stock transfer company controlled by two of the Company's officers/shareholders.

Common Stock

In May, 1999 the Company increased its authorized shares of common stock from 25,000 to 250,000,000 at a par value of $.001 per share. It also approved a 500 for 1 forward stock split. The accompanying financial statements have given effect to these changes.
