Form 10QSB
period 2000-06-30
LOUGHRAN GO CORP
filed 2000-09-08
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30,2000.
[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------

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

(602) 647-9700
----------------------
(Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes XX	No -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of June 30, 2000 was 500,000.

TABLE OF CONTENTS

Part I	Financial Information	Page

Item 1.	Financial Statements:

	Condensed Balance Sheets June 30, 2000 (unaudited) and December 31, 1999	2

	Condensed Statements of Operations for the three months ended June 30, 2000 and 1999 (unaudited), and cummulative from inception on April 29, 1996 through March 31, 2000	3

	Condensed Statements of Cash Flows for the three months ended June 30, 2000 and 1999 (unaudited), and cummulative from inception on April 29, 1996 through June 30, 2000	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Plan of operation	5

Part II	Other Information	5

Part I - Financial Information

LOUGHRAN/GO CORPORATION
(a Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30	December 31,
	2000	1999
	(unaudited)
ASSETS

CURRENT ASSETS

Cash	$ -	$ -

Total Current Assets	$ -	$ -

	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$ 2.955	$ 2,280
Accounts payable-shareholder	7,325	3,015

Total Current Liabilities	10,280	5,295

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000 shares
authorized, 500,000 issued and outstanding	500	500
Paid-in capital	500	500
Contributed capital	10,680	9,600
(Deficit) accumulated during the development stage	(21,960)	(15,895)

Total Stockholders' Equity (Deficit)	(10,280)	(5,295)

	$ -	$ -

The accompanying note are an integral part of the unaudited financial statements

LOUGHRAN/GO CORPORATION
(a Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cummulative
			from
			April 29,
			1996
	Six Months Ended		(Inception)
	June 30		to
	2000	1999	March 31, 2000

REVENUES	$ -	$ -	$ -

EXPENSES
General and administrative	5,950	1,080	21,845
Interest	115		115

	6,065	1,080	21,960

NET (LOSS)	$ (6,065)	$ (1,080)	$ (21,960)
NET (LOSS) PER SHARE	$(0.00)	$ -

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	500,000	500,000

The accompanying note are an integral part of the unaudited financial statements

LOUGHRAN/GO CORPORATION
(a Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Cummulative
			from
			April 29,
			1996
	Six Months Ended		(Inception)
	June 30,		to
	2000	1999	March 31, 2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net ( loss)	(6,065)	(1,080)	(21,960)
Adjustments to reconcile net loss to
net cash used by operating activities:
Capital contributed for services	1,080	1,080	10,680
Capital stock issued for services			1,000
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	4,985		10,280

Net Cash (Used) by Operating Activities	-	-	-

NET (DECREASE) IN CASH	-	-	-

CASH AT BEGINNING OF PERIOD,	-	-	-

CASH AT END OF PERIOD	$ -	$ -	$ -

The accompanying note are an integral part of the unaudited financial statements

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2000 and the results of its operations and cash flows for the six months ended June 30, 2000 and 1999 have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None/Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None/Not Applicable.

ITEM 5. OTHER INFORMATION
None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 08th day of September, 2000.

/s/ David M. Young
David M. Young, President
September 08, 2000