Form 10QSB
period 2000-09-30
LOUGHRAN GO CORP
filed 2001-01-23
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30,2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to --------------


                       Commission file number: 000-28457

                            LOUGHRAN/GO CORPORATION.
                     --------------------------------------
       (Exact name of small business issuer as specified in its charter)

              Nevada                                    86-0955239
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)


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

Yes XX   No -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of September 30, 2000 was 500,000.

TABLE OF CONTENTS

Part I Financial Information                                               Page

Item 1. Financial Statements:

        Condensed Balance Sheets
        September 30, 2000 (unaudited) and December 31, 1999                   2

        Condensed Statements of Operations for the nine months
        ended September 30, 2000 and 1999 (unaudited), and cummulative
        from inception on April 29, 1996 through September 30, 2000            3

        Condensed Statements of Cash Flows for the nine months
        ended September 30, 2000 and 1999 (unaudited), and cummulative
        from inception on April 29, 1996 through September 30, 2000            4

  Notes to Financial Statements (unaudited)                                    5

Item 2. Plan of operation                                                      5

Part II Other Information                                                      5


Part I - Financial Information

                            LOUGHRAN/GO CORPORATION
                         (a Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                       September 30 December 31,
                                                            2000        1999
                                                        (unaudited)

                                    ASSETS

CURRENT ASSETS
 Cash                                                          $ -          $ -

Total Current Assets                                           $ -          $ -



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable                                               $ 2.955   $ 2,280
Accounts payable-shareholder                                     7,325     3,015

Total Current Liabilities                                       10,280     5,295

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, par value $.001, 25,000,000 shares
authorized, 500,000 issued and outstanding                         500       500
Paid-in capital                                                    500       500
Contributed capital                                             10,680     9,600
(Deficit) accumulated during the development stage            (21,960)  (15,895)


Total Stockholders' Equity (Deficit)                         $(10,280)  $(5,295)


The accompanying note are an integral part of the unaudited financial statements


                            LOUGHRAN/GO CORPORATION
                         (a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     Cummulative
                                                                        from
                                                                       April 29,
                                                                        1996
                                                Nine Months Ended    (Inception)
                                                  September 30           to
                                                  2000     1999    Sept 30, 2000

REVENUES                                          $ -      $ -            $ -

EXPENSES
General and administrative                        5,950     1,080         21,845
Interest                                            115                      115

                                                  6,065     1,080         21,960

NET (LOSS)                                     $ (6,065) $ (1,080)    $ (21,960)
NET (LOSS) PER SHARE                           $  (0.00) $ -

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                       500,000    500,000


The accompanying note are an integral part of the unaudited financial statements

                            LOUGHRAN/GO CORPORATION
                         (a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                                     Cummulative
                                                                        from
                                                                       April 29,
                                                                        1996
                                                Nine Months Ended    (Inception)
                                                  September 30           to
                                                  2000     1999    Sept 30, 2000
                                                                     Cummulative
                                                                        from
                                                                      April 29,
                                                                         1996

CASH FLOWS FROM OPERATING ACTIVITIES

Net ( loss)                                      (6,065)   (1,080)      (21,960)
Adjustments to reconcile net loss to
net cash used by operating activities:
  Capital contributed for services                1,080     1,080         10,680
  Capital stock issued for services                                        1,000
Changes in operating assets and liabilities:
  Increase (decrease) in accounts payable         4,985                   10,280

  Net Cash (Used) by Operating Activities             -         -              -

NET (DECREASE) IN CASH                                -         -              -

CASH AT BEGINNING OF PERIOD,                          -         -              -

CASH AT END OF PERIOD                               $ -       $ -            $ -


The accompanying note are an integral part of the unaudited financial statements


Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2000 and the results of its operations and cash flows for the nine months ended September, 2000 and 1999 have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

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

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None/Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None/Not Applicable.

ITEM 5. OTHER INFORMATION
None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23th day of January, 2001.

/s/ David M. Young
David M. Young, President
January 23, 2001