Form 10QSB
period 2001-03-31
LOUGHRAN GO CORP
filed 2001-06-21
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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

Yes XX   No -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2001 was 500,000.

                             LOUGHRAN/GO CORPORATION
                          (A Development Stage Company)


                                TABLE OF CONTENTS


Part I  Financial Information                                               Page

Item 1.        Financial Statements:

        Condensed Balance Sheets                                               3
        March 31, 2001 (unaudited) and December 31, 1999

        Condensed Statements of Operations for the three months ended          4
        March 31, 2001 and 2000 (unaudited), and cummulative from inception on April 29, 1996 through March 31, 2001(unaudited)

        Condensed Statements of Cash Flows for the three months ended          5
        March 31, 2001 and 2000 (unaudited), and cummulative from inception on April 29, 1996 through March 31, 2001 (unaudited)

        Condensed Statements of Stockholders' Equity                           6
        December 31, 1999 to March 31, 2001(unaudited)

        Notes to Financial Statements (unaudited)                              7

Item 2. Plan of operation                                                      7

Part II Other Information                                                      7

SIGNATURES                                                                     7

Part I - Financial Information

                             LOUGHRAN/GO CORPORATION
                          (a Development Stage Company)
                            CONDENSED BALANCE SHEETS

                                                                     March, 31  December 31,
                                                                       2001          2000
                                                                    ------------------------
                                                                     (unaudited)
                                     ASSETS



      Total Current Assets                                           $         -   $       -
                                                                    ------------------------

                                                                     $         -   $       -
                                                                    ========================
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

       Accounts payable                                              $     3,090   $   3,090
       Accounts payable-shareholder                                       12,175      10,125
                                                                    ------------------------
       Total Current Liabilities                                          15,265      13,215
                                                                    ------------------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock, par value $.001, 25,000,000 shares
          authorized, 500,000 issued and outstanding                         500         500
     Paid-in capital                                                         500         500
     Contributed capital                                                  12,376      11,836
    (Deficit) accumulated during the development stage                   (28,641)    (26,051)
                                                                    ------------------------

Total Stockholders' Equity (Deficit)                                     (15,265)    (13,215)
                                                                    ------------------------
                                                                     $         -   $       -
                                                                    ========================



The accompanying note are an integral part of the unaudited financial statements

                            LOUGHRAN/GO CORPORATION
                         (a Development Stage Company)
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                     Cummulative
                                                                        from
                                                                       April 29,
                                                                         1996
                                                 Three Months Ended   (Inception)
                                                       March 31,          to
                                                    2001    2000    March 31, 2001
                                                 ---------------------------------
REVENUES                                         $       - $      -   $          -
                                                 ---------------------------------
EXPENSES
   General and administrative                        2,590    3,225         28,526
    Interest                                                    115            115
                                                 ---------------------------------
TOTAL EXPENSES                                       2,590    3,340         28,641
                                                 ---------------------------------
NET (LOSS)                                       $  (2,590)$ (3,340)  $    (28,641)
                                                 =================================
NET (LOSS) PER SHARE                                ($0.01)  ($0.01)
                                                 ==================
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                        500,000  500,000
                                                 ==================


The accompanying note are an integral part of the unaudited financial statements

                            LOUGHRAN/GO CORPORATION
                         (a Development Stage Company)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Cummulative
                                                                         from
                                                                       April 29,
                                                                         1996
                                                 Three Months Ended   (Inception)
                                                       March 31,           to
                                                    2001    2000    March 31, 2001
                                                  --------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES

     Net ( loss)                                  $ (2,590)$ (3,340)  $    (28,641)
     Adjustments to reconcile net loss to
     net cash used by operating activities:
        Capital contributed for services               540      540         12,376
        Capital stock issued for services                                    1,000
     Changes in operating assets and liabilities:
        Increase (decrease) in accounts payable      2,050    2,800         15,265
                                                 ---------------------------------
        Net Cash (Used) by Operating Activities          -        -              -
                                                 ---------------------------------
NET (DECREASE) IN CASH                                   -        -              -

CASH AT BEGINNING OF PERIOD,                             -        -              -
                                                 ---------------------------------
CASH AT END OF PERIOD                             $      - $      -   $          -
                                                 =================================


The accompanying note are an integral part of the unaudited financial statements

                             LOUGHRAN/GO CORPORATION
                          ( a Development Stage Company
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                     (Deficit)
                                                                                    Accumulated
                                                                                     During the
                                          Common Stock         Paid-in   Contributed Development
                                       Shares         Amount   Capital      Capital     Stage       Total
                                      ----------  ---------  ---------  ----------  ----------  ---------
Balances, December 31, 1999              500,000  $    500   $     500  $    9,600  $  (15,895) $  (5,295)
  Contributed capital                                                        2,236                  2,236
  Net (loss)                                                                           (10,156)   (10,156)
                                      ----------  ---------  ---------  ----------  ----------  ---------
Balances, December 31, 2000              500,000  $     500  $     500  $   11,836  $  (26,051) $ (13,215)
  Contributed capital                                                          540                    540
  Net (loss) for the quarter                                                            (2,590)    (2,590)
                                      ----------  ---------  ---------  ----------  ----------  ---------
Balances, March 31, 2001                 500,000  $     500  $     500  $   12,376  $  (28,641) $ (15,265)
                                      ==========  =========  =========  ==========  ==========  =========

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for the three months ended March 31, 2001 and 2000. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2000

ITEM 2. PLAN OF OPERATION

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

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None/Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None/Not Applicable.

ITEM 5. OTHER INFORMATION
None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of June, 2001.

/s/ David M. Young
David M. Young, President
January 23, 2001