Form 10KSB
period 2001-12-31
LOUGHRAN GO CORP
filed 2002-04-29
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.


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

                                     Yes  No _X__.

At December 31, 2001, the aggregate market value of all shares of voting stock held by non-affiliates was $0.00. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of December 31, 2001, was as follows: Common Stock $.001 par value, 500,000 shares.

Total revenues for fiscal year ended December 31, 2001: $0

At December 31, 2001, the number of shares of common stock outstanding was 500,000.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2001, reflects a current asset value of $0.00, and a total asset value of $0.00.

     The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

     During the period from April 29, 1996 through December 31, 2001, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. No revenues were received by the Company during this period.

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

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth, as of December 31, 2001, the beneficial ownership of the Company's Common Stock by each person known by the Company to beneficially own more than 5 percent of the Company's Common Stock, including options, outstanding as of such date and by the officers and directors of the Company as a group. All shares are owned directly.

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



04/22/2002                                               /s/ Philip M. Young
                                                         ---------------------
                                                         Philip M. Young
                                                         President
                                                         LOUGHRAN/GO CORPORATION

C O N T E N T S

Independent Auditor's Report                           F-1

Balance Sheet                                          F-2

Statements of Operations                               F-3

Statements of Cash Flows                               F-4

Statements of Stockholders' Equity (Deficit)           F-5

Notes to the Financial Statements                      F-6





To the Board  of Directors and Stockholders
Loughran/Go Corporation
Phoenix, Arizona

We have audited the accompanying balance sheet of Loughran/Go Corporation as of December 31, 2001, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2001, and for the period from April 29, 1996 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loughran/Go Corporation. as of December 31, 2001 and the results of its operations and cash flows for each of the years in the two year period ended December 31, 2001 and for the period from April 29, 1996 (inception) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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




Braverman & Company, P.C.
Prescott, Arizona
April 19, 2002

                             LOUGHRAN/GO CORPORATION
                         ( a Development Stage Company)
                                  BALANCE SHEET
                                December 31, 2001

                                     ASSETS


            TOTAL ASSETS                                           $           -

                                                                   =============
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

             CURRENT LIABILITIES
                  Accounts payable-trade                           $       3,640
                  Accounts payable-shareholder                            12,825
                                                                   -------------
                                                                          16,465
                                                                   -------------
             COMMITMENTS AND CONTINGENCIES

             STOCKHOLDERS' EQUITY (DEFICIT)

                  Common stock, par value $.001, 25,000,000 shares
                       authorized, 500,000 issued and outstanding            500
                  Paid-in capital                                            500
                  Contributed capital                                     13,996
                 (Deficit) accumulated during the development stage      (31,461)
                                                                    ------------
                         Total Stockholders' Equity (Deficit)            (16,465)
                                                                    ------------
                                                                    $          -
                                                                    ============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             LOUGHRAN/GO CORPORATION
                         ( a Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                     Cummulative
                                                                        from
                                                                      April 29,
                                                                         1996
                                                                     (Inception)
                                            For the Years Ended          to
                                               December 31,          December 31,
                                            2001            2000         2001
REVENUE                                 $      -        $      -     $         -
                                        --------        --------     -----------
EXPENSES:
      General and administrative           5,410           9,531          30,836
      Interest                                               625             625
                                        --------        --------     -----------
        Total Expenses                     5,410          10,156          31,461
                                        --------        --------     -----------
NET (LOSS)                              $ (5,410)       $(10,156)    $   (31,461)
                                        ========        ========     ===========
NET (LOSS) PER COMMON SHARE-Basic       $  (0.01)       $  (0.02)
                                        ========        ========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING             500,000         500,000
                                        ========         =======

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             LOUGHRAN/GO CORPORATION
                         ( a Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                                        Cummulative
                                                                                            from
                                                                                          April 29,
                                                                                            1996
                                                                                        (Inception)
                                                                 For the Years Ended         to
                                                                     December 31,        December 31,
                                                                  2001          2000         2001
CASH FLOWS FROM OPERATING ACTIVITIES:                        ---------     ---------    ---------
      Net (loss) from operations                              $ (5,410)     $(10,156)   $ (31,461)
      Adjustments to reconcile net (loss) to net
         cash used by operating activities:
             Common stock issued for services                                               1,000
             Capital contributed for services                    2,160         2,236       13,996
             Changes in:
                   Accounts payable                              3,250         7,920       16,465
                                                             ---------     ---------    ---------
             Net Cash (Used) by Operating Activities                 -             -            -
                                                             ---------     ---------    ---------

NET INCREASE IN CASH                                                 -             -            -

CASH, beginning of period                                            -             -            -
                                                             ---------     ---------    ---------
CASH, end of period                                           $      -      $      -     $      -
                                                             =========     =========    =========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                            LOUGHRAN/GO CORPORATION
                         ( a Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE PERIOD FROM APRIL 29, 1996 (INCEPTION)
                              TO DECEMBER 31, 2001

                                                                                          (Deficit)
                                                                                         Accumulated
                                                                                         During the
                                          Common Stock         Paid-in    Contirbuted    Development
                                        Shares      Amount     Capital      Capital         Stage        Total
                                   ---------    ---------    ---------     ---------    ---------     ---------
Balances, at inception                     -       $    -      $     -       $     -     $      -     $      -
   Issuance of stock to insiders
     for services on May 25, 1996
     at $1 per share                   1,000        1,000                                                 1,000
  Contributed capital                                                          1,759                      1,759
  Net (loss)                                                                               (2,759)       (2,759)
                                   ---------    ---------    ---------     ---------    ---------     ---------
Balances, December 31, 1996            1,000        1,000            -         1,759       (2,759)            -
  Contributed capital                                                          2,392                      2,392
  Net (loss)                                                                               (2,492)       (2,492)
                                   ---------    ---------    ---------     ---------    ---------     ---------
Balances, December 31, 1997            1,000        1,000            -         4,151       (5,251)         (100)
  Contributed capital                                                          2,353                      2,353
  Net (loss)                                                                               (2,453)       (2,453)
                                   ---------    ---------    ---------     ---------    ---------     ---------
Balances, December 31, 1998            1,000        1,000            -         6,504       (7,704)         (200)
  Contributed capital                                                          3,096                      3,096
  500:1 forward stock split          499,000         (500)         500
  Net (loss)                                                                               (8,191)       (8,191)
                                   ---------    ---------    ---------     ---------    ---------     ---------
Balances, December 31, 1999          500,000    $     500    $     500     $   9,600    $ (15,895)    $  (5,295)
  Contributed capital                                                          2,236                      2,236
  Net (loss)                                                                              (10,156)      (10,156)
                                   ---------    ---------    ---------     ---------    ---------     ---------
Balances, December 31, 2000          500,000    $     500    $     500     $  11,836    $ (26,051)    $ (13,215)
  Contributed capital                                                          2,160                      2,160
  Net (loss)                                                                               (5,410)       (5,410)
                                   ---------    ---------    ---------     ---------    ---------     ---------
Balances, December 31, 2001          500,000    $     500    $     500     $  13,996    $ (31,461)    $ (16,465)
                                   =========    =========    =========     =========    =========     ==========

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             LOUGHRAN/GO CORPORATION
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

Loughran/Go Corporation (the Company), is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. It is a Nevada corporation, formed April 29, 1996. Since inception it has had no operations and is in the process of seeking a merger candidate. Its year end is December 31. Pursuant to the filing of a Form 10-SB with the Securities and Exchange Commission, which became effective in January 2000, it became a reporting company.

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


For income tax purposes, substantially all deductible expenses incurred to date must be deferred as start-up costs until the Company commences business and then they may be charged against operations over a 60-month period or permanently capitalized. Since the Company is not in business as of December 31, 1999, accumulated deductible expenses incurred since inception of $14,865 resulted in a $3,419 deferred tax asset. Most of the capital contributed through December 31, 2001, is not tax deductible. A valuation allowance of $3,419 has been provided since there is no assurance of future taxable income. Tax deductible losses, when provided, can be carried forward for 20 years until utilized. During the year ended December 31, 2001, the Company added $3,250 to its start-up costs and $600 to its deferred tax benefit and valuation allowance.

Earnings (loss) Per Common Share

Loss per common share has been calculated based upon the weighted average number of common shares outstanding during the period in accordance with the Statement of Financial Accounting Standards Statement No. 128,
'Earnings per Share".

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

NOTE 2 - RELATED PARTY TRANSACTIONS

Contributed Captial

Capital contributed by officers and shareholders from inception through December 31, 2001, have been expensed in the accompanying statements of operations. Capital contributions consist of the following:

                                  2001              2000    From Inception
                                  ----------------------------------------
Costs paid:
-----------
  Corporate fees                  $                  $               $ 350
  Accounting fees                                                      300
                                  ----------------------------------------
Total costs paid                       0                0              650
                                  ----------------------------------------
Value of services:
-----------------
  Annual transfer fees                                 76              926
  Office rent and utilities        1,200            1,200            6,900
  Management                         960              960            5,520
                                  ----------------------------------------
Total services                      2160            2,236           13,346
                                  ----------------------------------------
Total Contributed Capital         $ 2160         $  2,236          $13,996
                                  ----------------------------------------

Transfer fees and office rent and utilities above were provided by a stock transfer company controlled by two of the Company's officers/shareholders.