Form 10QSB
period 2002-03-31
LOUGHRAN GO CORP
filed 2002-06-14
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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

Yes XX   No -----

The number of outstanding shares of the issuer's common stock, $0.001 par value, as of March 31, 2002 was 500,000.

                             LOUGHRAN/GO CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)




                                TABLE OF CONTENTS


Part I Financial Information Page

Item 1. Financial Statements:

      Condensed Balance Sheets
      March 31, 2002 (unaudited) and December 31, 2001 ......................  3

      Unaudited Condensed Statements of Operations for the
      three months ended March 31, 2002 and 2001, and cummulative from inception on April 29, 1996 through March 31, 2002 ...............  4

      Unaudited Condensed Statements of Cash Flows for the
      three months ended March 31, 2002 and 2001, and cummulative from inception on April 29, 1996 through March 31, 2002 ...............  5

      Statement of Changes in Stockholders' equity for the period from from inception on April 29, 1996 through March 31, 2002 (unaudited) ...  6

      Notes to Financial Statements (unaudited) .............................  7

Item 2. Plan of operation ...................................................  7

Part II Other Information ...................................................  7

SIGNATURES ..................................................................  7

Part I - Financial Information


                             LOUGHRAN/GO CORPORATION
                         ( a Development Stage Company)
                                 BALANCE SHEETS

                                                        March, 31   December 31,
                                                           2002          2001
                                                     ------------- -------------
                                                       (unaudited)
                                     ASSETS
                                   ---------

TOTAL ASSETS                                           $         -   $         -
                                                     ============= =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable-trade                              $     4,145   $     3,640
   Accounts payable-shareholder                             12,825        12,825
                                                     ------------- -------------

                                                            16,970        16,465
                                                     ------------- -------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, par value $.001, 25,000,000 shares
      authorized, 500,000 issued and outstanding               500           500
   Paid-in capital                                             500           500
   Contributed capital                                      14,536        13,996
   (Deficit) accumulated during the development stage      (32,506)      (31,461)
                                                     ------------- -------------

      Total Stockholders' Equity (Deficit)                 (16,970)      (16,465)
                                                     ------------- -------------

                                                       $         -   $         -
                                                     ============= =============


The accompanying note are an integral part of the unaudited financial statements

                            LOUGHRAN/CO, CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                    Cummulative
                                                                        from
                                                                      April 29,
                                                                       1996
                                              Three Months Ended    (Inception)
                                                   March 31,            to
                                              2002          2001  March 31, 2002
                                       ------------- ------------- -------------

REVENUES                                $          -  $          -  $          -
                                       ------------- ------------- -------------
EXPENSES
   General and administrative                  1,045         2,590        31,881

                                                                             625
                                       ------------- ------------- -------------
   Total expenses                              1,045         2,590        32,506
                                       ------------- ------------- -------------
NET (LOSS)                              $     (1,045) $     (2,590) $    (32,506)
                                       ============= ============= =============
NET (LOSS) PER SHARE                          *             ($0.01)
                                       ============= =============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                 500,000       500,000
                                       ============= =============
*  less than $.01 per share

The accompanying note are an integral part of the unaudited financial statements

                            LOUGHRAN/GO, CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  Cummulative
                                                                                     from
                                                                                    April 29,
                                                                                      1996
                                                           Three Months Ended     (Inception)
                                                                March 31,               to
                                                            2002          2001  March 31, 2002
                                                     ------------- ------------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) from operations                         $     (1,045) $     (2,590) $    (32,506)
   Adjustments to reconcile net (loss) to net
      cash used by operating activities:
      Common stock issued for services                         540                       1,000
      Contributed capital                                                    540        14,536
      Changes in:
         Accounts payable                                      505          2050         4,145
         Accounts payable-shareholder                                                   12,825
                                                     ------------- ------------- -------------
      Net Cash (Used) by Operating Activities                    -             -             -
                                                     ------------- ------------- -------------

NET INCREASE IN CASH                                             -             -             -

CASH, beginning of period                                        -             -             -
                                                     ------------- ------------- -------------
CASH, end of period                                   $          -  $          -  $          -
                                                     ============= ============= =============


The accompanying note are an integral part of the unaudited financial statements

                             LOUGHRAN/GO CORPORATION
                          ( a Development Stage Company
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                  (Deficit)
                                                                                                Accumulated
                                                                                                  During the
                                             Common Stock                Paid-in   Contirbuted   Development
                                            Shares       Amount          Capital       Capital      Stage           Total
                                       ------------- ------------- ------------- ------------- ------------- -------------
Balances, at inception                             -  $          -  $          -  $          -  $          -  $          -
   Issuance of stock to insiders
      for services on May 25, 1996
      at $1 per share                          1,000         1,000                                                   1,000
   Contributed capital                                                                   1,759                       1,759
   Net (loss)                                                                                         (2,759)       (2,759)
                                       ------------- ------------- ------------- ------------- ------------- -------------

Balances, December 31, 1996                    1,000         1,000             -         1,759        (2,759)            -
   Contributed capital                                                                   2,392                       2,392
   Net (loss)                                                                                         (2,492)       (2,492)
                                       ------------- ------------- ------------- ------------- ------------- -------------

Balances, December 31, 1997                    1,000         1,000             -         4,151        (5,251)         (100)
   Contributed capital                                                                   2,353                       2,353
   Net (loss)                                                                                         (2,453)       (2,453)
                                       ------------- ------------- ------------- ------------- ------------- -------------

Balances, December 31, 1998                    1,000         1,000             -         6,504        (7,704)         (200)
   Contributed capital                                                                   3,096                       3,096
   500:1 forward stock split                 499,000          (500)          500
   Net (loss)                                                                                         (8,191)       (8,191)
                                       ------------- ------------- ------------- ------------- ------------- -------------

Balances, December 31, 1999                  500,000           500           500         9,600       (15,895)       (5,295)
   Contributed capital                                                                   2,236                       2,236
   Net (loss)                                                                                        (10,156)      (10,156)
                                       ------------- ------------- ------------- ------------- ------------- -------------

Balances, December 31, 2000                  500,000           500           500        11,836       (26,051)      (13,215)
   Contributed capital                                                                   2,160                       2,160
   Net (loss)                                                                                         (5,410)       (5,410)
                                       ------------- ------------- ------------- ------------- ------------- -------------

Balances, December 31, 2001                  500,000           500           500        13,996       (31,461)      (16,465)
   (unaudited)
   Contributed capital                                                                     540                         540
   Net (loss) for the quarter                                                                         (1,045)       (1,045)
                                       ------------- ------------- ------------- ------------- ------------- -------------

Balances, March 31, 2002                     500,000           500           500        14,536       (32,506)      (16,970)
                                       ============= ============= ============= ============= ============= =============

The accompanying note are an integral part of the unaudited financial statements

Note 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2002 and the results of its operations and cash flows for the three months ended March 31, 2002 and 2001 have been made. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2001.

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

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None/Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None/Not Applicable.

ITEM 5. OTHER INFORMATION
None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12 day of june, 2002.

/s/ Philip M. Young
---------------------------
Philip M. Young, President
June 12, 2002