Form 10QSB
period 2002-06-30
12 TO 20 PLUS INC
filed 2003-03-10
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending June 30, 2002

                           12 TO 20 PLUS, INCORPORATED
             (Exact name of registrant as it appears in its charter)

                                    000-28457
                            (Commission File Number)

              Nevada                                       86-0955239
--------------------------------------------------------------------------------
    (State or jurisdiction of                           (I.R.S. Employer
  Incorporation or organization)                       Identification No.)

        3485 Sacramento Drive, Suite F, San Luis Obispo, California 93401
                     (Address of Principal Executive Office)

                                 (805) 543-7228
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (b) of the Act:
Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

At the end of the quarter ending June 30, 2002, there were 13,350,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION ..............................................  3

            Item 1.    Financial Statements................................... 3

            Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of  Operation..........14


PART II.  OTHER INFORMATION

            Item 1.    Legal Proceedings .....................................17

            Item 2.    Changes in Securities .................................17

            Item 3.    Default Upon Senior Securities ........................18

            Item 4.    Submission of Matters to a Vote of Security Holders ...18

            Item 5.    Other Information .....................................18

            Item 6.    Exhibits and Reports ..................................18

Signatures ...................................................................18

Certifications ...............................................................19

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          12 to 20 Plus, Incorporated
                                 Balance Sheets
                                  (unaudited)
                   as of June 30, 2002 and December 31, 2001



                                                       6/30/2002      12/31/2001
                                     Assets
Cash                                                          51
Inventory                                                  3,442           3,442
Prepaid Expenses                                               -
                                                 --------------- ---------------
Total Current Assets                                       3,493           3,442
                                                 --------------- ---------------
Equipment net                                              3,000           3,500
                                                 --------------- ---------------
Other Assets
Trade Mark and Formulas                                   23,750           5,000
                                                 --------------- ---------------
Total Other Assets                                        23,750           5,000
                                                 --------------- ---------------
     Total Assets                                         30,243          11,942
                                                 =============== ===============

                       Liabilities and Stockholders Equity

Liabilities
Bank Overdraft                                                47
Accounts Payable                                          12,871           2,425
Notes Payable                                             41,055          79,333
                                                 --------------- ---------------
Total Current Liabilities                                 53,926          81,805
                                                 --------------- ---------------

Stockholders' Equity
Common Stock, authorized shares
100,000,000; outstanding shares 6/30/02
13,350,000, 12/31/01 910,000 shares,
par value $0.001                                          13,350             910
Additional Paid in Capital                                56,667          11,600
Stock Subscribed
Retained Earnings (Loss)                                 (93,700)        (82,373)
                                                 --------------- ---------------
     Total Stockholders' Equity                          (23,683)        (69,863)
                                                 --------------- ---------------
     Total Liabilities and Stockholders' Equity           30,243          11,942

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          12 to 20 Plus, Incorporated
                            Statements of Operations
                                  (unaudited)
           for the 3 months and 6 months ended June 30, 2002 and 2001

                                      3 months       3 months        6 months        6 months
                                        ended          ended           ended           ended
                                      6/30/2002      6/30/2001       6/30/2002       6/30/2001
                                 ---------------------------------------------------------------
Revenue
     Product Sales                                             -               -               -
                                 ---------------------------------------------------------------

Expenses
     Administrative Expenses               6,367           9,757           8,203          10,942
     Depreciation                            250             250             500             500
     Interest Expense                      1,224           1,400           2,624           2,800
                                 ---------------------------------------------------------------

     Total Expenses                        7,841          11,407          11,327          14,242
                                 ---------------------------------------------------------------

Income before Taxes                       (7,841)        (11,407)        (11,327)        (14,242)
                                 ---------------------------------------------------------------

Provision for Income Taxes                     -               -               -               -

Net Income (Loss)                         (7,841)        (11,407)        (11,327)        (14,242)
                                 ===============================================================

Primary and Diluted Earnings per Share     a               a               a               a
                                 ---------------------------------------------------------------

Weighted Average Number of Shares      8,040,000       2,730,000       6,270,000       2,730,000
                                 ---------------------------------------------------------------

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          12 to 20 Plus, Incorporated
                       Statement of Stockholders' Equity
                                  (unaudited)
               for the period December 31, 1999 to June 30, 2002

                                                                     Offering         Warrants
                                           Common Stock             Additional         Stock        Accumulated         Total
                                      Shares         Amount      Paid in Capital     Subscribed        Deficit          Equity
                                ------------------------------------------------------------------------------------------------

Total as of December 31, 2000            910,000             910          11,600                         (53,705)        (41,195)

1st quarter loss                                                                                          (7,123)
2nd quarter loss                                                                                          (7,123)
3rd quarter loss                                                                                          (7,271)
4th quarter loss                                                                                          (7,151)
                                                                                                 ---------------
Total Loss for Year                                                                                      (28,668)        (28,668)
                                ------------------------------------------------------------------------------------------------

Total as of December 31, 2001            910,000             910          11,600               -         (82,373)        (69,863)

1st quarter loss                                                                                          (3,486)         (3,486)
                                ------------------------------------------------------------------------------------------------

Balance, March 31, 2002                  910,000             910          11,600               -         (85,859)        (73,349)


Stock exchanged for services              40,000              40           1,960                                           2,000
Trademark purchased with stock           750,000             750          18,000                                          18,750
Stock exchanged for debt               1,000,000           1,000          11,825                                          12,825
Stock exchanged for debt               1,250,000           1,250          39,652                                          40,902

                                                                                                                               -

recapitalization/reverse merger with                                                                                           -
Loughran/Go Corporation                  500,000             500         (17,470)                                        (16,970)
 Additional shares 3 to 1 stock split  8,900,000           8,900          (8,900)                                              0

2nd quarter loss                                                                                          (7,841)         (7,841)
                                ------------------------------------------------------------------------------------------------


Balance, June 30, 2002                13,350,000          13,350          56,667               -         (93,700)        (23,683)
                                ================================================================================================

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          12 to 20 Plus, Incorporated
                            Statement of Cash Flows
                                  (unaudited)
                 for the 6 months ended June 30, 2002 and 2001

Caption>
                                                     6 months       6 months
                                                      ended           ended
                                                    6/30/2002       6/30/2001
                                                 --------------- ---------------
Net Income (Loss)                                        (11,327)        (14,246)

Inventory                                                      -           7,280
Prepaid Expenses                                               -           2,287
Depreciation net                                             500             500
Payables                                                   4,733           1,479
Stock for Consulting                                       2,000
                                                 --------------- ---------------

Cash Provided by Operations                               (4,094)         (2,700)
                                                 --------------- ---------------

Investing Activities Merger                                4,145
                                                 --------------- ---------------

     Total Cash Used for Investing                         4,145
                                                 --------------- ---------------

Financing Activities                                           -           2,800
                                                 --------------- ---------------


Net Cash                                                      51             100

Beginning Cash                                                 -              85
                                                 --------------- ---------------

Ending Cash                                                   51             185
                                                 =============== ===============


Supplemental Information

6 months ended 6/30/02, Taxes paid $0, Interest expense $2,624
6 months ended 6/30/01, Taxes paid $0, Interest expense $2,800

Significant non cash transactions

6 months ended 6/30/02
Stock for consulting 40,000 shares valued at $2,000
Stock for debt 1,000,000 shares for $12,825
Stock for debt 1,250,000 shares for $40,902
Stock for trademark purchase valued at $18,750
Stock for merger 500,000 shares valued at ($16,970)
Forward stock split 1 to 3

6 months ended 6/30/01
None

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           12 TO 20 PLUS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.   OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

12 TO 20 PLUS INCORPORATED was originally organized in Delaware on February 22, 1991. The Company was organized to manufacture and market over-the-counter medical remedies and similar products through retail establishments. The Company was inactive from inception through 1995. During 1996 the Company purchased formulae that enabled it to begin promotion of its product. During the year 2000 inventory was purchased and additional promotion of products was begun. Although no sales have taken place to date, management has actively been distributing samples and expects sales to begin in the second quarter of the year 2003.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the accompanying financial statements, the Company had negative cash flow from operations and incurred a net loss during the previous two years. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to achieve sufficient cash flow from operations or secure adequate future financing and be therefore unable to continue as a going concern.

Product Development

Currently the Company has rights to manufacture and market six products, namely the Zit Stick Patch, Zit Stick, Pimple Pencil, Zit Stick Facial Wash, Body Cleansing Bar and Blemish-Free Lotion. The Company also holds the rights the trademark Zit Stick.

Marketing Strategy

The Company plans to sell to drugstore chains such as Longs and Walgreens. Most of these sales will be facilitated through a wholesaler who is already dealing with the drugstore.

Revenue Recognition

The Company will recognize revenue upon shipment to the wholesaler, FOB shipping point. Normal terms for wholesalers is 60 to 90 days depending upon the contract. No right of return is contemplated with these orders.

Research and Development

The Company expenses product research and development costs as they are incurred. The Company does not expect to have much research and development costs.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $0 for the year 2002, $0 for the year 2001 and $0 for the year 2000.

Inventory

The Company contracts with a third party to manufacture the units and is not billed for nor obligated for any work-in-process. Inventory is all finished goods and is stated at lower of cost or market on a FIFO basis. Reduction in inventory during the year 2001 is attributable to passing out samples to potential customers.

                        12/31/02        12/31/01        12/31/00

                           3,442           3,442          18,000
                        --------        --------        --------
Equipment

Equipment is depreciated using the straight-line method over the estimated useful lives, which is five years.

Fixed assets consist of the following:
                                        12/31/02       12/31//01       12/31/00
     Office equipment                      5,000           5,000          5,000
                                        --------       ---------       --------
     Total fixed assets                    5,000           5,000          5,000

     Less: Accumulated depreciation       (2,500)         (1,500)          (500)
                                        --------       ---------       --------
     Total                                 2,500           3,500          4,500

Trademark and Formulae

     Formulae                              5,000           5,000          5,000
     Trademark                            18,750               0              0
     Accumulated Amortization
     or Impairment                            (0)             (0)            (0)
                                        --------       ---------       --------
     Net Patents                          23,750           5,000          5,000
                                        --------       ---------       --------

The Company purchased the rights to use one trademark and five formulae on July 23, 1996. These were purchased with stock.

         Name                                   Value            Shares
         Zit Stick trademark                   $1,000            10,000
         Zit Stick formula                      1,000            10,000
         Facial Wash                            1,000            10,000
         Body Cleansing Bar                     1,000            10,000
         Blemish-Free Lotion                    1,000            10,000
                                                -----            ------
         Total                                 $5,000            50,000

On June 10, 2002 the Company purchased the trademark registration "Zit Stick" (#1,314,233), from its owner for 750,000 shares of stock. Value was placed at $18,750. The previous owner is a company controlled by a major shareholder. No amortization or impairment has been taken against this value during the year 2002.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Earnings per Share

The basic earnings (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year. The diluted earnings (loss) per share is calculated by dividing the Company's net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity.

The Company has no potentially dilutive securities outstanding at the end of the statement periods. Therefore, the basic and diluted earnings (loss) per share are presented on the face of the statement of operations as the same number.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely, employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded when the stock is sold at the sales price. The compensatory stock may be recorded in one of two different methods. Compensation is calculated and recorded either at the securities' fair value or intrinsic value. The Company has selected to utilize the fair value method for valuing and recording options.

Warranty and Right of Return

The Company currently does not have a warranty or right of return policy. The Company does not carry product liability insurance.


Note 2.   NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

                                         9/30/02        12/31/01        12/31/00

Demand note from shareholder
Interest at 8%                            35,000          70,000          70.000

Accrued Interest                           6,055           9,333           3,733
                                        --------       ---------        --------
Total  Notes Payable                      41,055          79,333          73,733
                                        --------       ---------        --------

Note 4.  STOCKHOLDERS' EQUITY

Authorized Capital Stock

The Company was organized in Delaware on February 22, 1991 and was originally authorized to issue 1,000,000 shares of common stock with a par value of $0.001. Currently, they are authorized to issue 100,000,000 shares of common stock,

The Company founders were issued 410,000 shares of common stock in 1991 to cover the costs of incorporation which was $410.

The Company purchased the rights to use one trademark and five formulae on July 23, 1996. These were purchased with stock.

         Name                                   Value            Shares
         Zit Stick trademark                   $1,000            10,000
         Zit Stick formula                      1,000            10,000
         Facial Wash                            1,000            10,000
         Body Cleansing Bar                     1,000            10,000
         Blemish-Free Lotion                    1,000            10,000
                                                -----            ------
         Total                                 $5,000            50,000

Year 2000

The Company sold 100,000 shares of common stock for $1,000 on March 5, 2000.

On March 31, 2000 the Company traded consulting valued at $500 for 50,000 shares of common stock.

On March 31, 2000 the Company traded the rental of office equipment valued at $600 for 50,000 shares of common stock.

On April 1, 2000 the Company purchased computer equipment valued at $5,000 with 250,000 shares of common stock.

Year 2002

On June 10, 2002 the Company purchased the trademark registration "Zit Stick" (#1,314,233), from its owner for 750,000 shares of stock. Value was placed at $18,750. The previous owner is a company controlled by a major shareholder. No amortization or impairment has been taken against this value during the year 2002.

On June 10, 2002 the Company issued 1,000,000 shares of common stock to a shareholder in exchange for debt of $12,825 acquired in the merger with Loughran/Go.

On June 10, 2002 the Company issued 1,250,000 shares of common stock in exchange for debt and accrued interest of $40,902.

On June 13, 2002 the Company approved a forward stock split of 3 shares for 1. This increased the number of shares from 4,450,000 to 13,350,000.

On October 30, 2002 three of the major shareholders returned to the Company 8,400,000 shares of common stock. As part of this same transaction the Company approved a second forward stock split of 6 to 1.

         Shares at 9/30/02                                   13,350,000
         Shares returned to Company                          (8,400,000)
                                                             ----------
         Shares remaining                                     4,970,000
         Forward stock split                                 29,700,000

On December 19, 2003 the Company sold for $3,000 16,667 shares of common stock. This stock has not been issued yet and is listed as stock subscribed as of December 31, 2002. This stock is convertible into a note at 9% interest if it has not been issued within 12 months.

Note 5.  INCOME TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $21,380, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $97,180. The total valuation allowance is a comparable $21,380.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                         9/30/02        12/31/01        12/31/00

     Net change in deferred taxes              0               0               0
     Current taxes payable                     0               0               0
     Provision for Income Taxes                0               0               0


Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

                            Year          Amount      Expiration
                  1999 and prior          23,832            2011
                            2000          29,873            2020
                            2001          28,668            2021
                            2002          14,807            2022
                                          ------
                       Total NOL          97,180
                                          ------

The Company has filed no income tax returns since inception. Management is planning to complete these during the first quarter of 2003.

Note 6. LEASES AND OTHER COMMITMENTS:

The office rent is month to month. The numbers shown below assume that the Company will remain in its current office space.

                   Year 1      Year 2      Year 3      Year 4      Year 5
Office Lease        7,213       7,213       7,213       7,213       7,213


Note 7. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 142-147 and their effect on the Company.

SFAS 142 Goodwill and Other Intangibles Assets

This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB 17. It addresses how intangible assets that are acquired individually or with a group (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The effective date for this Statement is December 15, 2001.

SFAS 143 Accounting for Asset Retirement Obligations

This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. This Statement amends SFAS 19. The effective date for this Statement is June 15, 2002.

SFAS 144 Accounting for the Impairment or Disposal of Long-Lived Assets

This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS 121, the accounting and reporting provisions of APB 30 and amends ARB 51. The effective date of this Statement is December 15, 2001.

SFAS 145 Extra-ordinary item classification, Sale-lease-back classification

This statement rescinds SFAS 4, 44 and 64 and reinstates APB 30 as the standard for the classification of gains and losses of the extinguishment of debt as an operating lease be accounted for under the sale-lease-back provisions of SFAS
98. The effective date of this statement is May 15, 2002.

SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities

This statement requires companies to recognize costs associated with exit or disposal activities, other than SFAS 143 costs, when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of these costs are lease termination costs, employee severance costs associated with restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is effective after December 15, 2002.

SFAS 147 Acquisitions of Certain Financial Institutions - an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9

This statement makes the acquisition of financial institutions come under the statements 141 and 142 instead of statement 72, 144 and FASB Interpretation No.
9. This statement is applicable for acquisition on or after October 1, 2002.

The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

Note 8. SEGMENT INFORMATION

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue based upon internal accounting methods. From inception through September 30, 2002 the Company has not generated any sales and therefore has no segment information. It is expected that once sale begin segment information will include sales by product and well as geographic areas.

Note 9. COMPLIANCE WITH SARBANES-OXLEY ACT OF 2002

The Company does not currently comply with all of the provisions of the Sarbanes-Oxley Act of 2002. It is the intention of the Company to comply with the rules and structure mandated therein. To this end the Company is seeking potential independent directors.

The new Act also requires an audit committee to consist of at least three independent members, one of which needs to be a financial and accounting expert. Currently, the Company has no separate audit committee and is also seeking potential audit committee members to serve on its future audit committee.

It  should  be  noted  that  the  Company  may  experience   trouble  attracting
independent directors because, at this time, it does not have Directors and Officers Liability Insurance in place.

Note 10. SUBSEQUENT EVENTS

The subsequent events that relate to stock issuances are detailed in the Stockholders' Equity Note above.

Note 11. MERGER WITH LOUGHRAN/GO

On April 12, 2002 the Company merged with Loughran/Go Corporation which was a Nevada corporation. Loughran/Go Corporation was the surviving corporation. The merger was a recapitalization accounted for as a reverse acquisition. This means that the historical numbers of 12 TO 20 PLUS, INCORPORATED are to be used for comparative purposes. The Company name was then changed to 12 TO 20 PLUS, INCORPORATED. The purpose of the merger was to make the Company more attractive to investors. The raising of additional capital would enable the Company to continue to promote its products.

The balance sheet of Loughran/Go prior to the merger was as follows.

         Assets                                0
         Payables                         16,970
                                         -------
         Negative Net Worth              (16,970)
                                         -------

To effect the merger management issued 500,000 shares of common stock in exchange for the 500,000 shares of outstanding stock of Loughran/Go.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for certain historical information contained herein, this Quarterly Report contains forward-looking statements that involve risks, assumptions and uncertainties that are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, or objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding any future economic conditions or performance; any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words or similar expressions, are intended to identify such forward-looking statements. Our actual results could differ materially from those discussed herein. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Quarterly Report.

                                Plan of Operation

The Company was originally incorporated in the State of Nevada on April 29, 1996 as "Loughran/Go Corporation" (the "Company"). On April 12, 2002, the Company entered into an Agreement and Plan of Merger with 12 to 20 Plus, Incorporated (12 to 20), a Delaware corporation, whereby 12 to 20 was merged into the Company, and the Company was the surviving company. The Articles of Merger were filed with the Secretary of State of Nevada on May 8, 2002. The Company filed Articles of Amendment to Charter amending its Articles of Incorporation with the Secretary of State of Nevada to change the Company's name to "12 to 20 Plus, Incorporated."

Upon the effective date of the merger there were 1,450,000 shares of stock issued and outstanding out of 25,000,000 shares authorized.

On June 20, 2002, a majority of the shareholders of the Company authorized a forward stock split of three (3) shares of the common stock of the Company for every one (1) share of the common stock of the Company held by shareholders of the Company at the date of the merger.

The Business

12 to 20 Plus, Incorporated has researched and developed an innovative Acne Therapy System(tm), driven by the market void for effective over-the-counter products that treat acne skin conditions without irritation.

The market category, in excess of $350 million nationally at retail, is controlled by complacent manufacturers marketing extremely irritating products. The 12 to 20 Plus concept is counter to the acne treatment industry's marketing of harsh products which are designed to "strip away" acne and while the acne is being stripped, the skin is being robbed of its natural moisture and the acne condition is actually being aggravated in the process.

The  Company  has  acquired  the rights to use the  registered  trademark,  "Zit
Stick".

Marketing Concept

12 to 20 Plus products offer the following benefits over typical acne treatment products:

          a.   reduced irritation
          b.   moisture retention properties
          c.   maintenance of skin's natural pH balance
          d.   skin healing qualities

The complete system of product use is key to the marketing concept. The 12 to 20 Plus system is gentle enough for daily use and primarily designed to help control and prevent acne conditions from taking over.

Acne treatment products are constantly in demand and demand for less-irritating products is skyrocketing. While teenagers are the primary demographic targets, there has been a shift to develop remedies geared toward adults. Retailers say adult acne is an area of increased interest and it is an increasing problem due to environmental stress. Dermatologists report that since adults have more sensitive skin, their acne needs to be treated differently than teenage breakouts. The ingredients in the 12 to 20 Plus products are gentle enough to treat adult skin.

The product mix combines high purity drying and peeling agents (for the purpose of exfoliation), chosen for their gentleness to skin along with biological and botanical extracts and water-soluble humectants that gently , powerfully and quickly treat acne conditions.

Offering innovative super trends, the 12 to 20 Plus Acne Therapy System incorporates a high tech with natural overtones product development technology. Zit Stick, a handy carry-around remedy in a pocket-size container is odorless, colorless and greaseless; a star product to zap those zits any time of the day. Companion products include Pimple Pencil(tm), a medicated cover stick in a pencil and soothing Blemish -Free Skin Enhancer Lotion(tm) containing antioxidants, vitamins and enzymes plus silky smooth amino acids for beautiful skin.

Research breakthroughs from leading scientists and dermatologists were utilized to produce products that deliver on the promise-working to help prevent and control acne skin conditions while allowing the skin to keep its natural moisture balance.

Market

According to A.C. Nielsen, sales of acne remedies in the drug, mass and supermarket channels reached $343 million in the 52-week period ended May 19, 2001. The medicated skin care market increased 7.9% in food channels with sales in excess of $88 million; 12.7% at drug stores bumping sales to about $95 million and experienced a 16.8% gain at mass merchants where sales exceed $120 million. The Company has a national sales broker network comprised of 22 offices nationwide (including Alaska and Hawaii) in line to sell-in to all three channels of distribution. 12 to 20 Plus management also has access to an international distributor who has marketed and distributed health and beauty products such as the Helene Curtis brand for the past 20 years. The international market for acne remedies is estimated at another $400 million, bringing the total potential market to around $800 million worldwide.

The Company intends to capture a one percent (1%) share of the national market over the next 24 months and is targeted to accomplish a four percent (4%) market share within 36 months.

Strategy

12 to 20 Plus will be taken to market as a complete Acne Therapy System for the prevention, control and treatment of acne skin conditions. Dual purpose product benefits will be promoted in advertising that will position the products as medicated cosmetics which enhance and beautify skin while working to clear and control acne related skin problems.

Renowned researchers are proclaiming the new technology ingredients in 12 to 20 Plus formulations as the "next generation in skin care". The Company will capitalize on the incorporation of two super trends in skin care-high tech and natural-positioning in its consumer advertising campaign.

Additionally, the Company will participate in e-commerce with Drug Store. Com and Beauty Online where consumer spending on skin care, cosmetics and fragrances is expected to jump to $553 million in 2003. The Company will launch a marketing campaign to dermatologists via direct mail efforts and educational Web site.

Distribution will be accomplished through brokers and distributors in selected U.S. markets.

Competition

Products such as Clearasil, Oxy, Stridex and Neutrogena continue to dominate the market, although an innovative newcomer, Biore, has made an appearance. Most products continue to contain Benzoyl Peroxide, a very intense drying and peeling agent which tends to reverse the elasticity of skin over prolonged use.

These market leaders have many years of name recognition behind them, major advertising budgets and unlimited research and development dollars. A vast majority of their products are extremely irritating to most skin types.

By exploiting the uniqueness of the 12 to 20 Plus gentle, but powerful non-irritating formulations, the Company can emerge as an innovator in the acne remedy category, capturing a small but profitable market share.

Results of Operation

The Company has generated no revenue during the period covered by this Report. Net losses for the for the period covered by this Report were $7,841 primarily attributable to research, development and marketing costs. The Company has total assets of $30,234 and total current liabilities of $53,926. The Company currently has $51 in working capital. The Company expects to continue to incur losses at least through fiscal year 2002, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

Liquidity and Capital Resources

The Company has funded its cash needs over the periods covered by this Report with cash on hand and cash contributed by its officers and directors. It is anticipated that the Company will need to raise additional capital to satisfy cash requirements over the next 12 months. There is no assurance that such capital will be available to the Company upon acceptable terms from any source whatsoever. Failure to raise such additional capital could have a material adverse effect upon the Company's growth and development plans and could result in the Company going out of business.

Research and Development

The Company plans no product research and development over the next 12 months.

Capital Expenditures

There are no planned capital expenditures in the next 12 months.

Employees

The Company expects no significant changes in the number of its employees over the next 12 months.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities

On June 10, 2002, the Board of Directors authorized the following issuances of shares of the Company's common stock:

          1,000,000 shares to Philip M. Young in forgiveness of five (5) years of accumulated balance sheet charges in the amount of $30,000;

          1,250,000 shares to North American Equity as partial payment on a Promissory Note dated April 18, 2000 in the principal amount of $70,000;

          750,000 shares valued at $18,750 in exchange for all right, title and interest in and to Trademark Registration #1,314,233 ("Zit Stick").

On June 20, 2002, a majority of the shareholders of the Company authorized a forward stock split of three (3) shares of the common stock of the Company for every one (1) share of the common stock of the Company held by shareholders of the Company at June 20, 2002. The forward split resulted in the Company increasing its issued and outstanding shares of common stock from 4,450,000 to 13,350,000 shares.

All shares issued above were issued as restricted securities in accordance with the rules and regulations of the Securities and Exchange Commission and pursuant to an exemption under Section 4(2) of the Securities Act .

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On June 20, 2002, a majority of the shareholders of the Company authorized a forward stock split of three (3) shares of the common stock of the Company for every one (1) share of the common stock of the Company held by shareholders of the Company at the date of the merger. The forward split resulted in the Company increasing its issued and outstanding shares of common stock from 4,450,000 to 13,350,000 shares.

Item 5. Other Information.

None

Item 6. Exhibits and Reports.

(a)  Exhibits


         Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of CEO

(b)  Reports Filed on Form 8-k

     April 15, 2002 disclosing the terms of the merger between the Company and 12 to 20 Plus, Incorporated, a Delaware corporation.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 7, 2003                         12 TO 20 PLUS, INCORPORATED


                                                 By: /s/ Carol Slavin
                                                 ------------------------------
                                                         Carol Slavin
                                                         Chief Executive Officer

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of 12 to 20 Plus, Incorporated (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carol Slavin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Carol Slavin
------------------------
Carol Slavin
Chief Executive Officer