Form 10QSB
period 2002-09-30
12 TO 20 PLUS INC
filed 2003-03-10
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending September 30, 2002

                           12 TO 20 PLUS, INCORPORATED
             (Exact name of registrant as it appears in its charter)

                                    000-28457
                            (Commission File Number)

--------------------------------------------------------------------------------
              Nevada                                       86-0955239
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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---
At the end of the quarter ending September 30, 2002, there were 13,350,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION ............................................... 3
            Item 1.    Financial Statements ...................................3

            Item 2.    Management's Discussion and Analysis of
                       Financial Condition and Results of  Operation .........14


PART II.  OTHER INFORMATION

            Item 1.    Legal Proceedings .....................................17

            Item 2.    Changes in Securities .................................17

            Item 3.    Default Upon Senior Securities ........................17

            Item 4.    Submission of Matters to a Vote of Security Holders ...17

            Item 5.    Other Information .....................................17

            Item 6.    Exhibits and Reports ..................................17

Signatures ...................................................................18

Certifications ...............................................................19

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          12 to 20 Plus, Incorporated
                                 Balance Sheets
                                  (unaudited)
                 as of September 30, 2002 and December 31, 2001


                                                       9/30/2002      12/31/2001
                                  Assets
Cash
Inventory                                                  3,442           3,442
Prepaid Expenses                                               -
                                                 --------------- ---------------

Total Current Assets                                       3,442           3,442
                                                 --------------- ---------------

Equipment net                                              2,750           3,500
                                                 --------------- ---------------

Other Assets
Trade Mark and Formulas                                   23,750           5,000
                                                 --------------- ---------------


Total Other Assets                                        23,750           5,000
                                                 --------------- ---------------

    Total Assets                                          29,942          11,942
                                                 =============== ===============

                    Liabilities and Stockholders Equity

Liabilities

Bank Overdraft                                               600              47

Accounts Payable                                          14,744           2,425
Notes Payable                                             41,761          79,333
                                                 --------------- ---------------

Total Current Liabilities                                 57,105          81,805
                                                 --------------- ---------------


Stockholders' Equity
Common Stock, authorized shares
100,000,000; outstanding shares 9/30/02
13,350,000, 9/30/01 910,000 shares,
par value $0.001                                          13,350             910
Additional Paid in Capital                                56,667          11,600
Stock Subscribed
Retained Earnings (Loss)                                 (97,180)        (82,373)
                                                 --------------- ---------------

    Total Stockholders' Equity                           (27,163)        (69,863)
                                                 --------------- ---------------

    Total Liabilities and Stockholders' Equity            29,942          11,942
                                                 =============== ==============

        The accompanying notes are an integral part of these statements

                          12 to 20 Plus, Incorporated
                            Statement of Operations
        for the 3 months and 9 months ended September 30, 2002 and 2001

                                     3 months        3 months       9 months        9 months
                                       ended          ended          ended           ended
                                     9/30/2002      9/30/2001      9/30/2002       9/30/2001
Revenue
     Product Sales                                             -               -               -
                                 ---------------------------------------------------------------

Expenses
     Administrative Expenses               2,524           5,621          10,728          16,567
     Depreciation                            250             250             750             750
     Interest Expense                        706           1,400           3,329           4,200
                                 ---------------------------------------------------------------

     Total Expenses                        3,480           7,271          14,807          21,517
                                 ---------------------------------------------------------------

Income before Taxes                       (3,480)         (7,271)        (14,807)        (21,517)
                                 ---------------------------------------------------------------

Provision for Income Taxes                     -               -               -               -

Net Income (Loss)                         (3,480)         (7,271)        (14,807)        (21,517)
                                 ===============================================================

Primary and Diluted Earnings per Share     a               a              a               a
                                 ---------------------------------------------------------------

Weighted Average Number of Shares     13,350,000       2,730,000      10,695,000       2,730,000
                                 ---------------------------------------------------------------

        The accompanying notes are an integral part of these statements

                          12 to 20 Plus, Incorporated
                       Statement of Stockholders' Equity
            for the periods December 31, 1999 to September 30, 2002

                                                                    Offering         Warrants      Accumulated
                                           Common Stock            Additional         Stock           Total            Total
                                      Shares          Amount     Paid in Capital    Subscribed       Deficit           Equity
                                 -----------------------------------------------------------------------------------------------

Total as of December 31, 2000            910,000             910          11,600                         (53,705)        (41,195)

1st quarter loss                                                                                          (7,123)
2nd quarter loss                                                                                          (7,123)
3rd quarter loss                                                                                          (7,271)
4th quarter loss                                                                                          (7,151)
                                                                                                 ---------------
Total Loss for Year                                                                                      (28,668)        (28,668)
                                 -----------------------------------------------------------------------------------------------

Total as of December 31, 2001            910,000             910          11,600               -         (82,373)        (69,863)

1st quarter loss                                                                                          (3,486)         (3,486)
                                 -----------------------------------------------------------------------------------------------

Balance, March 31, 2002                  910,000             910          11,600               -         (85,859)        (73,349)
Stock exchanged for services              40,000              40           1,960                                           2,000
Trademark purchased with stock           750,000             750          18,000                                          18,750
Stock exchanged for debt               1,000,000           1,000          11,825                                          12,825
Stock exchanged for debt               1,250,000           1,250          39,652                                          40,902

                                                                                                                               -
recapitalization/reverse merger with                                                                                           -
Loughran/Go Corporation                  500,000             500         (17,470)                                        (16,970)
 Additional shares 3 to 1 stock split  8,900,000           8,900          (8,900)                                              0

2nd quarter loss                                                                                          (7,841)         (7,841)
                                 -----------------------------------------------------------------------------------------------


Balance, June 30, 2002                13,350,000          13,350          56,667               -         (93,700)        (23,683)


3rd quarter loss                                                                                          (3,480)
                                 -----------------------------------------------------------------------------------------------

Balance,September 30, 2002            13,350,000          13,350          56,667               -         (97,180)        (23,683)
                                  ==============================================================================================

        The accompanying notes are an integral part of these statements

                          12 to 20 Plus, Incorporated
                            Statement of Cash Flows
                                  (Unaudited)
               for the 9 months ended September 30, 2002 and 2001

                                     9 months       9 months
                                       ended          ended
                                     9/30/2002      9/30/2001
                                 --------------- ---------------
Net Income (Loss)                        (11,327)        (21,517)
Inventory                                      -          10,920
Prepaid Expenses                               -           2,287
Depreciation net                             750             750
Payables                                   4,432           3,467
Stock for Consulting                       2,000
                                 --------------- ---------------

Cash Provided by Operations               (4,145)         (4,093)
                                 --------------- ---------------

Investing Activities
     Merger                                4,145
                                 --------------- ---------------

     Total Cash Used for Investing         4,145
                                 --------------- ---------------

Financing Activities
                                               -           4,200
                                 --------------- ---------------

Net Cash                                       -             107

Beginning Cash                                 -              85
                                 --------------- ---------------

Ending Cash                                    -             192
                                 =============== ===============

Supplemental Information

9 months ended 9/30/02, Taxes paid $0, Interest expense $2,624
9 months ended 9/30/01, Taxes paid $0, Interest expense $2,800

Significant non cash transactions

9 months ended 9/30/02
Stock for consulting 40,000 shares valued at $2,000
Stock for debt 1,000,000 shares for $12,825
Stock for debt 1,250,000 shares for $40,902
Stock for trademark purchase valued at $18,750
Stock for merger 500,000 shares valued at ($16,970)
Forward stock split 1 to 3

9 months ended 9/30/01
None
        The accompanying notes are an integral part of these statements

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Except for certain historical information contained herein, this Quarterly Report contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, or objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding any future economic conditions or performance; any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as "believe," "may," "could," "expects," "hopes," "anticipates," and "likely," and variations of these words or similar expressions, are intended to identify such forward-looking statements. Our actual results could differ materially from those discussed herein. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Quarterly Report.

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

The Business

12 to 20 Plus, Incorporated has researched and developed an innovative Acne Therapy Syste(TM), driven by the market void for effective over-the-counter products that treat acne skin conditions without irritation.

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

Results of Operation

The Company has generated no revenue during the period covered by this Report. Net losses for the for the period covered by this Report were $3,480 primarily attributable to research, development and marketing costs. The Company has total assets of $29,942 and total current liabilities of $57,105. The Company currently has $3,442 in working capital. The Company expects to continue to incur losses at least through fiscal year 2002, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

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

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports.

(a)  Exhibits


         Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of CEO

(b)  Reports Filed on Form 8-k


None

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

Dated: March 7, 2003                         12 TO 20 PLUS, INCORPORATED


                                                 By: /s/ Carol Slavin
                                                 ------------------------------
                                                         Carol Slavin
                                                         Chief Executive Officer

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of 12 to 20 Plus, Incorporated (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carol Slavin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Carol Slavin
------------------------
Carol Slavin
Chief Executive Officer