Form 10KSB
period 2002-12-31
12 TO 20 PLUS INC
filed 2003-03-31
CIK 1100394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from____________________ to___________________

                         Commission File No.: 000-49612

                               12 TO 20 PLUS, INC.
                 (Name of small business issuer in its charter)

          Nevada                                        86-0955239
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                              3485 Sacramento Drive
                                     Suite F
                        San Luis Obispo, California 93401
          (Address, including zip code, of principal executive offices)


Issuer's telephone number : (805) 543-7228

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $.001 Per Share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes[ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for its most recent fiscal year.  $ 0.00

As of December 31, 2002, we had 29,700,000 shares of our $0.001 par value common stock issued and outstanding. As there is no public trading market for our securities, we are unable to determine the aggregate market value of the common stock, our only class of voting stock, held by nonaffiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Form (Check one): Yes [ ] No [X]

To simplify the language in this Form 10-KSB, 12 to 20 Plus, Inc., a Nevada corporation, is referred to herein as the "Company" or "We."







                                TABLE OF CONTENTS

PART I

     Item 1.DESCRIPTION OF BUSINESS............................................3

     Item 2.DESCRIPTION OF PROPERTY............................................9

     Item 3. LEGAL PROCEEDINGS.................................................9

     Item 4 SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDER...................9

PART II

     Item 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........9

     Item 6  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OF PLAN OF OPERATIONS.....10

     Item 7 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................11

     Item 8 CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANT  ON  ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................11

PART II

     ITEM 9 DIRECTORS, EXECUTIVE OFFICERS. PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a)........................... 12

     Item 10 EXECUTIVE COMPENSATION...........................................12

     Item 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...13

     Item 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................13

     Item 13 EXHIBITS LIST AND REPORTS ON FORM 8-K............................14

SIGNATURES....................................................................26

                                     PART I

This report on Form 10-KSB and documents incorporated herein by reference contain certain "forward-looking statements" as defined by the Private Securities Litigation Reform Act of 1995 which involve substantial risks and uncertainties. When used in this report and in other reports filed by the Company, the forward-looking statements are often identified by the use of such terms and phrases as "anticipates," "believes," "intends," "plans," "expects," "seeks," "scheduled," "foreseeable future' and similar expressions. Although the Company believes the understandings and assumptions on which the forward-looking statements in this report are based are reasonable, the Company's actual results, performance and achievements could differ materially from the results in, or implied by, these forward-looking statements. Certain factors that could cause or contribute to such differences include those discussed in "Management's Plan of Operations" and elsewhere herein.

ITEM 1. DESCRIPTION OF BUSINESS.

The Company

The Company was originally incorporated in the State of Nevada on April 29, 1996 as "Loughran/Go Corporation". On April 12, 2002, the Company entered into an Agreement and Plan of Merger with 12 to 20 Plus, Incorporated (12 to 20), a Delaware corporation, whereby 12 to 20 was merged into the Company, and the Company was the surviving company. The Articles of Merger were filed with the Secretary of State of Nevada on May 8, 2002. The Company filed Articles of Amendment to Charter amending its Articles of Incorporation with the Secretary of State of Nevada to change the Company's name to "12 to 20 Plus, Incorporated."

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

The Company has acquired the rights to use the registered trademark, "Zit Stick"(R).

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

                                 Market Analysis

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

                                      Risks

Limited operating history; anticipation of losses.

The Company was incorporated on April 29, 1996. The Company is a development stage business with a limited operating history. Companies in an early stage of development frequently encounter many risks, expenses and difficulties, especially if they operate in new and rapidly evolving markets such as the healthcare services sectors that the Company has targeted. The risks faced by the Company include, but are not limited to, the need to continue to raise debt and/or equity capital, a new and evolving business model and the management of growth. To address these risks, the Company must, among other things, continue to develop the strength and quality of its operations, maximize the value delivered to clients, respond to competitive developments and continue to attract, retain and motivate qualified employees and managers. If the Company is not successful, its business, results of operations and financial condition will be materially and adversely affected.

The Company cannot be sure that it will be successful in implementing the Company's new business model or that its business model will not require further changes as its business and target markets mature. In addition, the Company intends to continue to invest heavily in infrastructure development and marketing. The Company may need to raise substantial amounts of debt and/or additional equity capital to fund these operations. As a result, the Company expects to incur operating losses for the foreseeable future and may need to raise capital to fund these losses. The Company may not be able to achieve or sustain profitability.

The Company will require significant future capital and its ability to raise additional capital is uncertain.

The expansion and development of the Company's business will require significant additional capital. The Company will need to secure financing in order to fund its operations. The Company may be unable to raise additional capital on acceptable terms, or at all. If the Company is unable to raise additional capital, its business will be significantly harmed, including its ability to meet its operating capital requirements and to compete successfully. Furthermore, any debt financing, if available, may involve restrictive covenants, which may limit the Company's operating flexibility with respect to certain business matters. If additional funds are raised through the issuance of equity securities, the percentage ownership of the Company's existing stockholders will be reduced, its stockholders may experience additional dilution in net book value per share, and such equity securities may have rights, preferences or privileges senior to those of the Company's existing stockholders.

To succeed the Company will need to secure and fill new orders from its customers because it is not likely to have long-term agreements or exclusive contracts with them.

The Company does not anticipate that it will be able to enter into long-term agreements or exclusive guaranteed order contracts with many or any customers that it may acquire. Its success will depend on its ability to continually secure new orders from existing and new customers and to fill such orders in a timely fashion. In most or all cases, the Company's customers will be free to place orders or do business with our competitors. Therefore, the Company must maintain positive relationships with its customers. If it fails to maintain positive relationships with its customers, it may be unable to generate new orders and its business may be adversely affected.

Failure to properly manage growth could adversely affect the Company's business.

The Company intends to grow its business internally. Any such growth will increase the demands on the Company's management, operating systems and internal controls. The Company's existing management resources and operational, financial, human and management information systems and controls may be inadequate to support existing or expanded operations. The Company may be unable to manage growth successfully. If the Company grows but is unable to successfully manage such growth, its business will suffer and its capacity for future growth will be significantly impaired. Because of these factors, the Company may be unable to predict with any degree of accuracy its future ability to grow or rate of growth.

Failure to attract, train and retain skilled managers and other personnel could increase costs or limit growth.

The Company believes that its future success will depend in large part upon its ability to attract, train and retain additional highly skilled executive-level management and creative, technical, financial and marketing personnel. Competition for such personnel is intense, and no assurance can be given that the Company will be successful in attracting, training and retaining such personnel. The Company's need for executive-level management will increase if it grows. Most of the Company's employees have joined the Company recently. If the Company fails to attract, train and retain key personnel, its business, operating results and financial condition will be materially and adversely affected.

The Company operates in a developing market.

The skincare market has experienced occasional slowdowns. The market for the Company's product may not develop, and therefore, consumers may not adopt the Company's products. If the market for the Company's products fail to develop, or develops more slowly than expected, or if its services do not achieve market acceptance, the Company's business, operating results and financial condition will be materially and adversely affected.

The Company's business is subject to continuous change.

The market for the products the Company intends to provide is characterized by rapid changes in the competitive landscape, changing consumer requirements and preferences, new service and product introductions and evolving industry standards that could render the Company's products obsolete. The Company's success will depend, in large part, on its ability to improve such products, develop new products that address the increasingly sophisticated and varied needs of the Company's customers, and respond to technological advances, emerging industry standards and practices, and competitive product offerings. The Company may not be successful in responding quickly, cost-effectively and sufficiently to these developments. If the Company is unable, for technical, financial or other reasons, to adapt in a timely manner in response to changing market conditions or requirements, its business, results of operations and financial condition would be materially adversely affected.

The Company is dependent on its management team.

The Company's success depends largely on the skills of certain key management. The Company does not have employment agreements with its executive officers, key management or other employees and, therefore, they could terminate their employment at any time without penalty. The Company does not maintain key person life insurance policies on any of its employees. The loss of one or more of its key employees could seriously harm its business. The Company may not be able to recruit personnel to replace these individuals in a timely manner, or at all, on acceptable terms. In addition, since the Company has a limited operating history, all of its officers are relatively new to the Company and their ability to effectively work together as a team is unproven. The Company's success depends on their ability to work together effectively. If the management team fails to work together effectively, the Company's business will be harmed.

The Company operates in a highly competitive market.

The markets for over-the-counter medical remedies are highly competitive. The Company believes that competition will intensify and increase in the future. The Company's competitors include other providers of over-the-counter medical remedies. Since the Company is recently formed, has a limited history of business operations and has not previously raised significant capital, virtually all of these competitors enjoy substantial competitive advantages, such as:

          o    existing products and services and experience in the marketplace;
          o    greater  name  recognition  and  larger  marketing   budgets  and
               resources;
          o    established marketing and customer relationships; and
          o    substantially greater financial, technical and other resources.

As a result, these competitors may be able to respond more quickly and effectively than the Company to new or changing opportunities, technologies or customer requirements. Existing or future competitors may develop or offer products that provide price, service, number or type of providers or other advantages over those the Company intends to offer. If the Company fails to compete successfully against current or future competitors with respect to these or other factors, its business, financial condition, and results of operations may be materially and adversely affected.


Government regulation and legal uncertainties could adversely affect the Company's business.

The Company believes that its business is not subject to material regulation under the insurance laws of the U.S. or any of the states in which it plans to offer services. Licensing laws and regulations often differ materially between states and within individual states such laws and regulations are subject to amendment and reinterpretation by the agencies charged with their enforcement. If the Company becomes subject to any licensing or regulatory requirements, the failure to comply with any such requirements could lead to a revocation, suspension or loss of licensing status, termination of contracts and legal and administrative enforcement actions. The Company cannot be sure that a review of its current and proposed operations will not result in a determination that could materially and adversely affect its business, results of operations and financial condition. Moreover, regulatory requirements are subject to change from time to time and may in the future become more restrictive, thereby making compliance more difficult or expensive or otherwise affecting or restricting the Company's ability to conduct its business as proposed to be conducted.

The Company intends to issue additional shares of its equity securities to raise additional cash for working capital. If the Company issues additional shares of its capital stock, shareholders will experience dilution in their respective percentage ownership in the Company.

There can be no assurance that the Company's common stock will ever be publicly traded or appreciate significantly in value.

The Company, in conjunction with certain broker-dealers, intends to apply to the National Association of Securities Dealers to have its stock publicly traded on the Nasdaq Over-the-Counter Electronic Bulletin Board. No assurance can be given that such regulatory approval will ever be received. If the Company's common stock becomes publicly traded, no assurance can be given that the Company's common stock will ever be traded on an established national securities exchange or that the Company's business strategy will be well received by the investment community.

No present intention to pay dividends.

The Company has never paid dividends or made other cash distributions on the common stock, and does not expect to declare or pay any dividends in the foreseeable future. The Company intends to retain future earnings, if any, for working capital and to finance current operations and expansion of its business.

Penny stock regulation.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the SEC, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. A broker-dealer must also provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer, and our sales person in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for stock that becomes subject to those penny stock rules. If any of our securities become subject to the penny stock rules, holders of those securities may have difficulty in selling those securities.

                                    Employees

Carol Slavin and Linda Hannon, the Company's two officers, are the Company's only employees at this time

ITEM 2. DESCRIPTION OF PROPERTY.

                                Office Facilities

The Company currently leases office space at 3485 Sacramento Drive, Suite F, San Luis Obispo, California 93401. The monthly rent is $1969.88, and the lease expires on November 30, 2003. We have an option to extend the lease for an additional 3 years that we intend to exercise.

ITEM 3. LEGAL PROCEEDINGS.

We were not a party to any legal proceedings during the reporting period, and we know of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in his or her capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 12, 2002, a majority of the shareholders approved an Agreement and Plan of Merger with 12 to 20 Plus, Incorporated (12 to 20), a Delaware corporation, whereby 12 to 20 was merged into the Company, and the Company was the surviving company.

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

On October 30, 2002, the shareholders of the Company approved a second forward stock split of 6 to 1.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                           Principal Market or Markets

We are a development stage company that is still in the beginning stages of implementing our business plan. Our common stock is not listed on any exchange and there is no public trading market for the common stock, and there has been no market.

                   Approximate Number of Common Stock Holders

As of December 31, 2002, we had 29,700,000 shares of common stock outstanding, held by approximately 78 shareholders.

                                 Dividend Policy

We have never declared or paid cash dividends on our common stock and anticipate that future earnings, if any, will be retained for development of our business.

                     Recent Sales of Unregistered Securities

On June 10, 2002 the Company purchased the trademark registration "Zit Stick" (#1,314,233), from Daniel Tennant for 750,000 shares of stock. Value was placed at $18,750.

On June 10, 2002 the Company issued  1,000,000  shares of common stock to Philip
M. Young in payment of a debt in the amount of $12,825.

On June 10, 2002 the Company issued 1,250,000 shares of common stock to Coslabs,Ltd. in exchange for debt and accrued interest of $40,902.

The foregoing shares were issued in private transactions or private placements intending to meet the requirements of one or more exemptions from registration. In addition to any noted exemption below, we relied upon Section 4(2) of the Securities Act of 1933, as amended ("Act"), given the transactions did not involve public solicitation or advertising, and the securities issued bore a restricted legend thereon as "restricted securities." As to the Section 4(2) transactions, we relied upon Section 4(2) of the Securities Act of 1933, as amended. The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities; the shares were "restricted securities" in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were "accredited investors" as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions. We never utilized an underwriter for an offering of our securities. Other than the securities mentioned above, we have not issued or sold any securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion is intended to provide an analysis of the Company's financial condition and Plan of Operation and should be read in conjunction with the Company's financial statements and the notes thereto set forth herein. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. The Company's actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

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

              Results of Operation for Year Ended December 31, 2002

The Company generated no revenue during the period covered by this Report. Net losses for the year ending December 31, 2002, of $20,916 primarily attributable to research, development and marketing costs. The Company had total assets of $30,779 and total current liabilities of $61,051. The Company had $1,087 in working capital. The Company expects to continue to incur losses at least through fiscal year 2002, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

                         Liquidity and Capital Resources

At December 31, 2002, the Company's total assets of $30,779 were exceeded by current liabilities of $61,051. We had working capital of $1,087. We believe that additional working capital in the amount of $350,000 will need to be raised in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

ITEM 7. FINANCIAL STATEMENTS.

We are filing reports, financial statements and notes to financial statements with this annual report. These reports may be found in Part IV of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreement with, resignation or dismissal of, our principal independent accountant. Our principal accountant since inception has been Shelley Int'l, CPA.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS. PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

The following table sets forth the names and ages of the current directors and executive officers of the Company; the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. Each serves until the next annual meeting of the stockholders.

Names of Executive
Officers and Directors    Age      Position                  Date of Appointment
----------------------    ---      --------                  -------------------
Carol Slavin               60      Director/President        April 12, 2002
Linda Hannon               60      Director/Secretary        April 12, 2002
Elizabeth Jaeger           30      Director                  April 12, 2002

Carol Slavin, 60 , Director/President has 26 years experience encompassing every phase of consumer product development from labeling requirements to source components and suppliers. In addition, Ms. Slavin has been involved in all aspects of the nutritional supplement products business for over 10 years. A former fashion editor, she also has an extensive public relations, promotion and media writing background. Special assignments she created on a freelance basis include initiating a liason with the White House to obtain then First Lady Betty Ford as honored guest for a City of Hope Medical Center fund raiser and successful execution of extensive broadcast and print coverage for the National Father's Day Council and the International Fashion Group programs, Los Angeles chapter. Ms. Slavin has completed courses in Journalism and English at Cerritos College, and was previously employed by Neurochemical Research Corporation for the past 5 years.

Linda Hannon, 60, Director/Secretary, has served for the past 5 years as a Customer Service Supervisor for AutoDoc Software, a producer of Palm Pilot software for physicians. Previously, she worked in customer service for LabCo Pharmaceuticals' hospital, clinical market segment and industrial accounting in the nutritional supplement and energy industries, as well as with Eagle Energy, a petroleum business. Ms Hannon has studied business and accounting at Cuesta College. and spent several years

Elizabeth Jaeger, 30, Director, is Vice President and Marketing Director for Cannon Associates, a civil engineering and planning firm whose major client is UNOCAL and has served in that capacity for the past 5 years. She is a graduate of the University of Washington with a B.A. degree in communications.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company from January 1, 2002, through the fiscal year ended December 31, 2002, of all officers and directors of the Company.
                                                                 Securities
Name and Principal                                               Underlying
Positions at 12/31/02        Salary     Bonus     Compensation    Options

Carol Slavin                 -0-         -0-           -0-          -0-
Director/President

Linda Hannon                 -0-         -0-           -0-          -0-
Director/Secretary

Elizabeth Jaeger             -0-         -0-           -0-          -0-
Director

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 2002, certain information with respect to the beneficial ownership of our common stock by (i) each director and officer of the Company, (ii) each person known to the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person's address, and (iii) all of the directors and officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.


Name of Beneficial Owner                    Shares Beneficially
or Name of Officer or Director              Owned                 Percent

Carol Slavin                                1,080,000                3.6%
Director/President
P.O. Box 260
Santa Margarita, CA 93453

Linda Hannon                                  540,000                1.8%
Director/Secretary
33 Villa Santa Barbara
Paso Robles, CA 93446

Elizabeth Jaeger                              540,000                1.8%
Director/Secretary
132 Broad Street
San Luis Obispo, CA 93405

Broadwalk Investment Corp                   3,760,000               12.7%
P.O. Box 260
Santa Margarita, CA 93453

Coslabs, Ltd.                               4,518,738               15.2%
1350 E. Flamingo #1091
Las Vegas, NV 89719

North American Equity                       4,500,000               15.2%
P.O. Box 101
Santa Margarita, CA 93453

Philip M. Young & JoAnn Young               4,140,000               13.9%
FamilyTrust
18036 N. 15th  Street
Phoenix, AZ 85022
_________________________________________________________________________
Total Director/Officer/                    19,078,738               64.2%
5% Owners

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

On June 10, 2002 the Company purchased the trademark registration "Zit Stick" (#1,314,233), from Daniel Tennant for 750,000 shares of stock. Value was placed at $18,750. Mr. Tennant is the husband of the Company's President, Carol Slavin.

On June 10, 2002 the Company issued  1,000,000  shares of common stock to Philip
M. Young in payment of a debt in the amount of $12,825.

On June 10, 2002 the Company issued 1,250,000 shares of common stock to Coslabs, Ltd. in exchange for debt and accrued interest of $40,902. Natasha Tennant, the daughter of the Company's President, Carol Slavin, is the President of Coslabs, Ltd.

On October 30, 2002, Daniel Tennant, Broadwalk Investment Corp and Philip M. Young returned to the Company an aggregate amount of 8,400,000 shares of common stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.       Description and Method of Filing
--------------    --------------------------------

3.1.1 Articles and Plan of Merger, as filed with the Nevada Secretary of State on April 12, 2002. (1)

23.1 Consent of Independent Auditor

99.1 Certification Pursuant to Title 18 U.S.C. Section 1350.

 -------------------------------------------------------------------------------

(1)  Incorporated by reference to Form 8-K filed June 20, 2002.

                                     PART IV

                                   FINANCIALS



                            SHELLEY INTERNATIONAL CPA
                               161 E. 1st. St. #1
                                 Mesa, AZ 85201
                                 (480) 461-8301


                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
                -------------------------------------------------

To the Board of Directors/Audit Committee
12 TO 20 PLUS, INCORPORATED

     I have audited the accompanying balance sheets of 12 TO 20 PLUS, INCORPORATED as of December 31, 2002 and December 31, 2001 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 12 TO 20 PLUS, INCORPORATED as of December 31, 2002 and 2001 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002, 2001 and 2000 in conformity with generally accepted accounting principles in the United States.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has experienced losses since inception. This factor raises substantial doubt about the Company's ability to continue as a going concern. This factor and others are detailed in notes. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                                     Shelley Intl., CPA


March 26, 2003

FINANCAIL STATEMENTS

                           12 TO 20 PLUS, INCORPORATE
                                 Balance Sheets
                         as Decenber 31, 2002 and 2001


                                                  12/31/2002   12/31/2001
                                                -------------------------
                                     Assets
Cash                                                   1,087
Inventory                                              3,442        3,442
Prepaid Expenses                                           -
                                                 ------------------------

Total Current Assets                                   4,529        3,442
                                                 ------------------------

Equipment net                                          2,500        3,500
                                                 ------------------------

Other Assets
Trade Mark and Formulas                               23,750        5,000
                                                 ------------------------

Total Other Assets                                    23,750        5,000
                                                 ------------------------

    Total Assets                                      30,779       11,942
                                                 ========================

                      Liabilities and Stockholders' Equity

Liabilities
Bank Overdraft                                                         46
Accounts Payable                                      18,584        2,426
Notes Payable                                         42,467       79,333
                                                 ------------------------

Total Current Liabilities                             61,051       81,805
                                                 ------------------------


Stockholders' Equity
Common Stock, authorized shares
100,000,000; outstanding shares 12/31/02
29,700,000, 12/31/01 6,073,483 shares,
par value $0.001                                      29,700        6,073
Additional Paid in Capital                            40,317        6,437
Stock Subscribed                                       3,000
Retained Earnings (Loss)                            (103,289)     (82,373)
                                                 ------------------------

    Total Stockholders' Equity                       (30,272)     (69,863)
                                                 ------------------------

    Total Liabilities and Stockholders' Equity        30,779       11,942
                                                 ========================

   The accompanying notes are an integral part of these financial statements.

                           12 TO 20 PLUS, INCORPORATE
                             Statement of Operations
                          as Decenber 31, 2002 and 2001

                                               Year         Year        Year
                                               2002         2001        2000
                                           ------------------------------------
Revenue
        Product Sales                               -            -            -
                                           ------------------------------------

Expenses
        Administrative Expenses                10,129       22,068       30,312
        Consulting                              5,752            -       18,250
        Depreciation                            1,000        1,000        1,000
        Interest Expense                        4,035        5,600        3,733
                                           ------------------------------------
        Total Expenses                         20,916       28,668       53,295
                                           ------------------------------------
Income before Taxes                           (20,916)     (28,668)     (53,295)
                                           ------------------------------------
Provision for Income Taxes                          -            -            -

Net Income (Loss)                             (20,916)     (28,668)     (53,295)
                                           ====================================
Primary and Diluted Earnings per Share           a            a           a
                                           ------------------------------------
Weighted Average Number of Shares          19,129,597    6,073,483    4,571,798
                                           ------------------------------------


a = less than $0.001

The foreward stock splits were applied retroactively to the earnings per share

   The accompanying notes are an integral part of these financial statements.

                          12 TO 20 PLUS, INCORPORATED
                       Statement of Stockholders' Equity
             fot the perior December 31, 1999 to December 31, 2002

                                                          Offering      Warrants  Accumulated
                                      Common Stock       Additional      Stock                     Total
                                   Shares      Amount  Paid in Capital Subscribed   Deficit       Equity
                                 -----------------------------------------------------------------------
Total as of December 31, 1999    3,070,112       3,070          (2,660)                  (410)         -

Purchase of equipment            1,668,539       1,669           3,331                             5,000
Stock for services                 667,416         667             433                             1,100
Purchase of stock                  667,416         667             333                             1,000

Total loss for year                                                                   (53,295)
                                 -----------------------------------------------------------------------
Total as of December 31, 2000    6,073,483       6,073           6,437                (53,705)   (41,195)

Total loss for year                                                                   (28,668)   (28,668)
                                 -----------------------------------------------------------------------
Total as of December 31, 2001    6,073,483       6,073           6,437          -     (82,373)   (69,863)

Stock exchanged for services       266,966         267           1,733                             2,000
Trademark purchased with stock   5,005,618       5,006          13,744                            18,750
Stock exchanged for debt         6,674,157       6,674           6,151                            12,825
Stock exchanged for debt         8,342,697       8,343          32,559                            40,902

recapitalization/reverse merger
with Loughran/Go Corporation     3,337,079       3,337         (20,307)                          (16,970)
                                                                                                       -
Stock Subscribed                                                            3,000                  3,000
Total Loss for year                                                                   (20,916)   (20,916)
                                ------------------------------------------------------------------------
Balance, December 31, 2002      29,700,000      29,700          40,317      3,000    (103,289)   (30,272)
                                ========================================================================


The above shares have been adjusted for two foreward splits and one stock return

   The accompanying notes are an integral part of these financial statements.

                          12 TO 20 PLUS, INCORPORATED
                            Statement of Cash Flows
                       for the years 2002, 2001 and 2000

                                  Year            Year            Year
                                  2002            2001            2000
                              ------------------------------------------
Net Income (Loss)                (20,916)        (28,668)        (53,295)

Prepaid Expenses                                   2,287          (2,287)
Inventory                              -          14,558         (18,000)
Depreciation net                   1,000           1,000             500
Payables                          (5,003)          5,137          (2,665)
Stock for services                 2,000               -           1,100
                              ------------------------------------------
Cash Provided by Operations      (22,919)         (5,686)        (74,647)

Investing Activities
Purchase of Equipment net         16,970               -               -
                              ------------------------------------------
Cash Utilized for Investing       16,970               -               -
                              ------------------------------------------
Financing Activities

Notes Payable net                  4,036           5,600          73,733
Sale of Common Stock               3,000               -           1,000
                              ------------------------------------------

  Cash Provided by Financing       7,036           5,600          74,733
                              ------------------------------------------
Net Cash                           1,087             (86)             86

Beginning Cash                         -              86               -
                              ------------------------------------------
Ending Cash                        1,087               -              86
                              ==========================================
Supplemental Information

Year 2002, Taxes paid $0, Interest expense $3,733
Year 2001, Taxes paid $0, Interest expense $5,600
Year 2000, Taxes paid $0, Interest expense $4,035

Significant non cash transactions

See Note 4 for details of stock transactions

   The accompanying notes are an integral part of these financial statements.

                           12 TO 20 PLUS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

12 TO 20 PLUS INCORPORATED was originally organized in Delaware on February 22, 1991. It is currently registered in Nevada. The Company was organized to manufacture and market over-the-counter medical remedies and similar products through retail establishments. The Company was inactive from inception through 1995. During 1996 the Company purchased formulae that enabled it to begin promotion of its product. During the year 2000 inventory was purchased and additional promotion of products was begun. Although no sales have taken place to date, management has actively been distributing samples and expects sales to begin in the second quarter of the year 2003.

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

Marketing Strategy

The Company plans to market its products through an animated web site designed by an illustrator who creates special effects for the movie industry. The Company may also sell to Drugstore.com. Consumer advertising in magazines will promote the web site experience. The Company had initially sought to sell into large drug chains, however, the cost of doing business with these retailers is prohibitive and in addition, each sale is guaranteed by the vendor.

Revenue Recognition

The Company will recognize revenue upon shipment to the web site purchaser

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

                                           12/31/02   12/31/01   12/31/00

                                              3,442      3,442     18,000
                                           --------   --------   --------
Equipment

Equipment is depreciated using the straight-line method over the estimated useful lives, which is five years.

Fixed assets consist of the following:
                                           12/31/02  12/31//01   12/31/00

   Office equipment                           5,000      5,000      5,000

   Total fixed assets                         5,000      5,000      5,000

   Less: Accumulated depreciation            (2,500)    (1,500)      (500)
                                           --------   --------   --------
   Total                                      2,500      3,500      4,500
                                           --------   --------   --------
Trademark and Formulae

   Formulae                                   5,000      5,000      5,000
   Trademark                                 18,750          0          0
   Accumulated Amortization or Impairment        (0)        (0)        (0)
                                           --------   --------   --------
   Net Patents                               23,750      5,000      5,000
                                           --------   --------   --------

The Company purchased the rights to use one trademark and five formulae on July 23, 1996. These were purchased with stock.

   Name                                       Value     Shares
   Zit Stick trademark                       $1,000     10,000
   Zit Stick formula                          1,000     10,000
   Facial Wash                                1,000     10,000
   Body Cleansing Bar                         1,000     10,000
   Blemish-Free Lotion                        1,000     10,000
                                           --------   --------
   Total                                     $5,000     50,000
                                           --------   --------

On June 10, 2002 the Company purchased the trademark registration "Zit Stick" (#1,314,233), from its owner, Daniel Tennant, for 750,000 shares of stock. Value was placed at $18,750. The previous owner is a company controlled by a major shareholder. No amortization or impairment has been taken against this value during the year 2002.

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

Warranty and Right of Return

The Company currently does not have a warranty or right of return policy. The Company plans to secure product liability insurance as soon as it commences shipment of goods.


NOTE 2. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

                                           12/31/02   12/31/01   12/31/00
Demand note from shareholder
Interest at 8%                               35,000     70,000     70.000

Accrued Interest                              7,467      9,333      3,733
                                           --------   --------   --------
Total  Notes Payable                         42,467     79,333     73,733
                                           --------   --------   --------
NOTE 3. STOCKHOLDERS' EQUITY

Authorized Capital Stock

The Company was originally organized in Delaware on February 22, 1991 and was originally authorized to issue 1,000,000 shares of common stock with a par value of $0.001. The registration was transferred to Nevada and currently, it is authorized to issue 100,000,000 shares of common stock.

The Company founders were issued 410,000 shares of common stock in 1991 to cover the costs of incorporation which was $410.

The Company purchased the rights to use one trademark and five formulae on July 23, 1996. These were purchased with stock.

   Name                                       Value     Shares
   Zit Stick trademark                       $1,000     10,000
   Zit Stick formula                          1,000     10,000
   Facial Wash                                1,000     10,000
   Body Cleansing Bar                         1,000     10,000
   Blemish-Free Lotion                        1,000     10,000
                                           --------   --------
   Total                                     $5,000     50,000
                                           --------   --------
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

Year 2002

On June 10, 2002 the Company purchased the trademark registration "Zit Stick" (#1,314,233), from its Daniel Tennant for 750,000 shares of stock. Value was placed at $18,750. No amortization or impairment has been taken against this value during the year 2002.

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

The foregoing shares were issued in private transactions or private placements intended to meet the requirements of one or more exemptions from registration.

NOTE 3. INCOME TAXES:

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $22,724, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $103,289. The total valuation allowance is a comparable $22,724.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                           12/31/02   12/31/01   12/31/00

   Net change in deferred taxes                   0          0          0
   Current taxes payable                          0          0          0
   Provision for Income Taxes                     0          0          0


Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

                           Year            Amount       Expiration
                 1999 and prior            23,832             2011
                           2000            29,873             2020
                           2001            28,668             2021
                           2002            20,916             2022
                                          -------
                      Total NOL           103,289
                                          -------

The Company has filed no income tax returns since inception. Management is planning to complete these during the first part of 2003.

NOTE 4. LEASES AND OTHER COMMITMENTS:

The office rent is month to month. The numbers shown below assume that the Company will remain in its current office space.

                   Year 1       Year 2       Year 3       Year 4       Year 5
Office Lease        7,213        7,213        7,213        7,213        7,213


NOTE 5. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 6. SEGMENT INFORMATION

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

NOTE 7. COMPLIANCE WITH SARBANES-OXLEY ACT OF 2002

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

NOTE 8. MERGER WITH LOUGHRAN/GO

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




                                   SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            12 TO 20 PLUS, INC.



Date: March 31, 2003                        By /s/ Carol Slavin
                                            -----------------------------------
                                                   Carol Slavin, President

                                  EXHIBIT 23.1

                         CONSENT OF INDEPENDENT AUDITOR

Shelley, Int'l  C.P.A.
Certified Public Accountant


The Board of Directors
12 to 20 Plus,, Incorporated




Dear Sirs:

This letter will authorize you to include the Audit of your company dated March 26, 2003, in the Form 10-KSB to be filed with the Securities and Exchange Commission.


Yours Truly,

/s/ Mark Shelley
--------------------------
    Mark Shelley, C.P.A.
    Shelley Int'l, C.P.A.

March 26, 2003

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of 12 to 20 Plus, Inc. (the "Company") on Form 10-KSB for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carol Slavin, President of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/Carol Slavin
------------------------
   Carol Slavin
   President