Form 10QSB
period 2003-03-31
12 TO 20 PLUS INC
filed 2003-05-20
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending March 31, 2003

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

        3485 Sacramento Drive, Suite F, San Luis Obispo, California 93401
--------------------------------------------------------------------------------
                     (Address of Principal Executive Office)

                                 (805) 543-7228
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

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

At the end of the quarter ending March 31, 2003, there were 30,100,000 issued and outstanding shares of the registrant's common stock.

There is no active market for the registrant's securities.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION 3

     Item 1. Financial Statements ................3

        Balance Sheet as of March 31, 2003 and December 31, 2002
        (Unaudited) .........................................................  3

        Statement of Operations for the three months ended
          March 31, 2003 and 2002 (Unaudited) ...............................  4

        Statement of Stockholders' Equity for the period
          December 31, 1999 to March 31, 2003 (Unaudited) ...................  5

        Statement of Cash Flows for the three months period
          ended March 31, 2003 and 2002 (Unaudited) .........................  6

     Notes to Financial Statements .....................................  7 - 14

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of  Operation..................  14

     Item 3. Controls and Procedures........................................  16

PART II. OTHER INFORMATION

     Item 1.    Legal Proceedings...........................................  16

     Item 2.    Changes in Securities.......................................  16

     Item 3.    Default Upon Senior Securities..............................  16

     Item 4.    Submission of Matters to a Vote of Security Holders.........  16

     Item 5.    Other Information...........................................  16

     Item 6.    Exhibits and Reports........................................  17

Signatures..................................................................  17

Certifications..............................................................  18

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          12 TO 20 PLUS, INCORPORATED
                                 Balance Sheet
                                  (Unaudited)
                   as of March 31, 2003 and December 31, 2002

                                                      3/31/2003   12/31/2002
                                    Assets
Cash                                                $     1,007  $     1,087
Inventory                                                24,401        3,442
Lease Deposits
                                                          2,869
Prepaid Expenses
                                                              -            -
                                                   --------------------------
Total Current Assets                                $    28,277  $     4,529
                                                   --------------------------

Property and Equipment                              $     5,991  $     2,500
                                                   --------------------------
Other Assets
Note Receivable (NCR)                               $    42,900
Trademarks, Formulae and Client Files (NRC)             104,777
Trade Mark and Formulas                                  23,750  $    23,750
                                                   --------------------------
Total Other Assets                                  $   171,427  $    23,750
                                                   --------------------------
    Total Assets                                    $   205,695  $    30,779
                                                   ==========================

                     Liabilities and Stockholders' Equity

Liabilities
Accounts Payable                                    $   192,902  $    18,584
Notes Payable                                            56,981       42,467
                                                   --------------------------
Total Current Liabilities                           $   249,883  $    61,051
                                                   --------------------------
Stockholders' Equity
Common Stock, authorized shares
100,000,000; outstanding shares 3/31/03
30,100,000 shares; 12/31/02 29,700,000
shares, 12/31/01 6,073,483 shares,
par value $0.001                                    $    30,100  $    29,700
Additional Paid in Capital                               92,917       40,317
Stock Subscribed
                                                          3,000        3,000
Retained Earnings (Loss)                               (170,205)    (103,289)
                                                   --------------------------
    Total Stockholders' Equity                      $   (44,188) $   (30,272)
                                                   --------------------------
    Total Liabilities and Stockholders' Equity      $   205,695  $    30,779
                                                   ==========================

The accompanying note are an integral part of these statements

                           12 TO 20 PLUS, INCORPORATED
                             Statement of Operations
                                   (Unaudited)
               for the three months ended March 31, 2003 and 2002



                                                     3 months     3 months
                                                      ended        ended
                                                    3/31/2003    3/31/2002

Revenue
     Product Sales                                  $         -  $         -
                                                   --------------------------

Expenses
    Administrative Expenses                         $    65,976  $     1,836
      Depreciation                                          250          250
    Interest Expense                                        690        1,400
                                                   --------------------------

    Total Expenses                                  $    66,916  $     3,486
                                                   --------------------------

Income before Taxes                                 $   (66,916) $    (3,486)
                                                   --------------------------
Provision for Income Taxes
                                                              -            -

Net Income (Loss)                                   $   (66,916) $    (3,486)
                                                   ==========================

Primary and Diluted Earnings per Share                     a            a
                                                   --------------------------

Weighted Average Number of Shares                    29,851,111    6,073,783
                                                   --------------------------

a = less than $0.01

The accompanying note are an integral part of these statements

                          12 TO 20 PLUS, INCORPORATED
                        Statement of Stockholders' Equity
                                   (Unaudited)
               for the period December 31, 1999 to March 31, 2003

                                                    Common Stock      Additional       Stock    Accumulated    Total
                                                Shares      Amount  Paid in Capital  Subscribed    Deficit    Equity
                                             ----------- ----------- -------------- ----------- ----------- -----------
Total as of December 31, 1999                  3,070,112 $     3,070  $      (2,660)             $     (410) $        -


Purchase of equipment                          1,668,539       1,669          3,331                               5,000
Stock for services                               667,416         667            433                               1,100
Purchase of stock                                667,416         667            333                               1,000

 Total loss for year                                                                                (53,295)
                                             ---------------------------------------------------------------------------

Total as of December 31, 2000                  6,073,483 $     6,073  $       6,437              $  (53,705) $  (41,195)

Total loss for year                                                                                 (28,668)    (28,668)
                                             ---------------------------------------------------------------------------

Total as of December 31, 2001                  6,073,483  $    6,073  $       6,437           -  $  (82,373) $  (69,863)

Stock exchanged for services                     266,966         267          1,733                               2,000
Trademark purchased with stock                 5,005,618       5,006         13,744                              18,750
Stock exchanged for debt                       6,674,157       6,674          6,151                              12,825
Stock exchanged for debt                       8,342,697       8,343         32,559                              40,902

recapitalization/reverse merger with
Loughran/Go Corporation                        3,337,079       3,337        (20,307)                            (16,970)

                                                                                                                      -

Stock Subscribed                                                                          3,000                   3,000
Total Loss for year                                                                                 (20,916)    (20,916)
                                             ---------------------------------------------------------------------------

Balance, December 31, 2002                    29,700,000  $   29,700  $      40,317  $    3,000  $ (103,289) $  (30,272)


 Purchase of stock                               400,000         400         52,600                              53,000
 Loss for three months ending March 31,2003                                                         (66,916)    (66,916)
                                             ---------------------------------------------------------------------------


 Balance, March 31, 2003                      30,100,000  $   30,100  $      92,917  $    3,000  $ (170,205) $  (44,188)
                                             ===========================================================================

The above shares have been adjusted ratably and retroactively for two foreward splits and one stock return

The accompanying note are an integral part of these statements

                          12 TO 20 PLUS, INCORPORATED
                             Statement of Cash Flows
                                   (Unaudited)
            for the three months period ended March 31, 2003 and 2002

                                                          3 months     3 months
                                                            ended        ended
                                                          3/31/2003   3/31/2002
Cash Flows from
Operating Activities

     Net Income (Loss)                                   $   (66,916) $  (3,486)
     Inventory                                               (20,959)        -
     Notes Receivable                                        (42,900)
     Lease Deposits                                           (2,869)
     Depreciation net                                            250        250
     Payables                                                 41,972      3,278
                                                    ----------------------------

Net Cash Provided by Operations                          $   (91,422) $      42
                                                    ----------------------------

Cash Flows used in
Investing Activities
     Accounts Payable (NCR)                                  132,346
     Trademarks, Formulae and Client Files (NRC)            (104,777)
     Leasehold Improvements                                   (3,741)
                                                    ----------------------------

                                                         $    23,828  $       -
Net Cash Used for Investing

Cash Flows from
Financing Activities
     Notes Payable                                            14,514
     Stock Sales for Cash                                        400
     Additional Paid in Capital                               52,600
                                                    ----------------------------

Net Cash Flows from Financing                            $    67,514  $       -
                                                    ----------------------------

Net Increase (Decrease) in Cash                                  (80)        42

Beginning Cash                                                 1,087        (47)
                                                    ----------------------------

Ending Cash                                              $     1,007  $      (5)
                                                    ============================

Supplemental Information


Quarter ended 3/31/03, Taxes paid $0, Interest expensed $690
Quarter ended 3/31/02, Taxes paid $0, Interest expensed $1,400

Significant non cash transactions

The accompanying note are an integral part of these statements

                           12 TO 20 PLUS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

12 TO 20 PLUS INCORPORATED (originally Loughran/Go Corporation), was incorporated in April 26, 1996. The Company was organized to manufacture and market over-the-counter medical remedies and similar products through retail establishments. During 1996 the Company purchased formulae for the remedies. During the year 2000 inventory was purchased and additional promotion of products was begun. Although no sales have taken place to date, management has actively been distributing samples and expects sales to begin soon.

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

Inventory

The Company contracts with a third party to manufacture the units and is not billed for nor obligated for any work-in-process. Inventory is all finished goods and is stated at lower of cost or market on a FIFO basis. .On February 25,

2003 the Company purchased inventory through the purchase of the assets and liabilities of NRC Corporation.

                                                 3/31/03    12/31/02

                                                  24,401       3,442
                                               ---------  ----------
Equipment

Equipment is depreciated using the straight-line method over the estimated useful lives, which is five years. The Company acquired Leasehold Improvements through the purchase of the assets and liabilities of NRC Corporation

Fixed assets consist of the following:
                                                 3/31/03    12/31/02

              Leasehold Improvements               3,741
              Office equipment                     5,000       5,000
                                              ----------  ----------
              Total fixed assets                   8,741       5,000

              Less: Accumulated depreciation      (2,750)     (2,500)
                                              ----------  ----------
              Total                                5,991       2,500
                                              ----------  ----------

Trademark and Formulae

     Formulae                                      5,000       5,000
     Trademark                                    18,750      18,750
     Accumulated Amortization or Impairment           (0)         (0)
                                              ----------  ----------
     Net Patents                                  23,750      23,750
                                              ----------  ----------

The Company purchased the rights to five formulae on July 23, 1996. These were purchased with stock.

                                                      Pre-split   Post-split
     Name                                   Value       Shares       Shares
     Zit Stick trademark                   $1,000       10,000       66,742
     Zit Stick formula                      1,000       10,000       66,742
     Facial Wash                            1,000       10,000       66,742
     Body Cleansing Bar                     1,000       10,000       66,742
     Blemish-Free Lotion                    1,000       10,000       66,740
                                       ----------   ----------   ----------
     Total                                 $5,000       50,000      333,708
                                       ----------   ----------   ----------

On June 10, 2002 the Company purchased the trademark registration "Zit Stick" (#1,314,233), from its owner, Daniel Tennant, for 750,000 pre-split, 5,005,618 post-split shares of stock. Value was placed at $18,750. The previous owner is a company controlled by a major shareholder. No amortization or impairment has been taken against this value during the year 2002.

Trademark, Formulae and Client Files (NRC)

On February 25, 2003 the Company purchased the following trademark registration, formulae and client files from Neurochemical Research Corporation (NRC) by assuming and equal amount of NRC's liabilities. The previous owner is a company controlled by a major shareholder. No amortization or impairment has been taken against this value during the year 2002.

     Formulae                                           64,480
     Trademark                                          32,240
     Client Files                                        8,057
     Accumulated Amortization or Impairment                 (0)
                                                    ----------
     Net Patents                                       104,777
                                                    ----------

The Company purchased the rights to the following Trademarks and Trade Names.

     Name                                                Value
     ----                                                -----
     QuitSystem, Trademark                              $8,060
     ChemoKare, Trade name                               8,060
     VisionKare, Trade name                              8,060
     Anaplex, Trade name                                 8,060

     Total                                             $32,240
                                                    ----------

The Company purchased the rights to the following Formulae and Client Files.

     Name                                                                 Value
     ----                                                                 -----
     QuitSystem, Smokers Recovery Formula                                 $8,060
     QuitSystem, Stimulant and Alcohol Abuse Recovery Formula              8,060
     AnaplexD, Antidepressant drug alternative Formula                     8,060
     AnaplexSD, Short Term Anxiety Formula                                 8,060
     VisionKare, Advanced supplement for macular degeneration Formula      8,060
     ChemoKare, Natural Cancer Fighting Compound, Formula                  8,060
     Male Virility, Natural Alternative to Viagra, Formula                 8,060
     Trim-A-Way, Weight Control & Body Shaper supplements, Formula8,060
     Client List                                                           8,057
                                                                      ----------
     Total                                                               $72,537
                                                                      ----------

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


NOTE 2. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

                                                 3/31/03    12/31/02
                                              ----------  ----------
Demand note from shareholder
Interest at 8%                                    35,000      35,000

Demand note from shareholder
Interest at 8%                                    10,000

Demand note from shareholder                       3,825
No Interest

Accrued Interest                                   8,157       7,467
                                              ----------  ----------
Total  Notes Payable                              56,981      42,467
                                              ----------  ----------
NOTE 3.  STOCKHOLDERS' EQUITY

Authorized Capital Stock

The Company (Loughran/Go Corporation) was incorporated April 29, 1996 in the state of Nevada. The Company is authorized to issue 100,000,000 shares of common stock. The two forward stock splits and one stock retirement have been retroactively and ratably applied to all share amounts listed below unless otherwise stated.

The Company founders were issued 410,000 pre-split, 2,736,406 post-split shares of common stock to cover the costs of incorporation, which was $410.

The Company purchased the rights to use five formulae on July 23, 1996. These were purchased with stock.

                                                      Pre-split   Post-split
     Name                                   Value       Shares       Shares
     Zit Stick trademark                   $1,000       10,000       66,742
     Zit Stick formula                      1,000       10,000       66,742
     Facial Wash                            1,000       10,000       66,742
     Body Cleansing Bar                     1,000       10,000       66,742
     Blemish-Free Lotion                    1,000       10,000       66,740
                                       ----------   ----------   ----------
     Total                                 $5,000       50,000      333,708
                                       ----------   ----------   ----------

Year 2000

The Company sold 100,000 pre-split, 667,416 post-split shares of common stock for $1,000 on March 5, 2000.

On March 31, 2000 the Company traded consulting valued at $500 for 50,000 pre-split, 333,708 post-split shares of common stock.

On March 31, 2000 the Company traded the rental of office equipment valued at $600 for 50,000 pre-split, 333,708 post split shares of common stock.

On April 1, 2000 the Company purchased computer equipment valued at $5,000 with 250,000 pre-split, 1,668,539 post-split shares of common stock.

Year 2002

On June 10, 2002 the Company purchased the trademark registration "Zit Stick" (#1,314,233), from its Daniel Tennant for 750,000 pre-split, 5,005,618 post-split shares of stock. Value was placed at $18,750. No amortization or impairment has been taken against this value during the year 2002.

On June 10, 2002 the Company issued 1,000,000 pre-split, 6,674,157 post-split shares of common stock to a shareholder in exchange for debt of $12,825 acquired in the merger with Loughran/Go.

On June 10, 2002 the Company issued 1,250,000 pre-split, 8,342,697 post-split shares of common stock in exchange for debt and accrued interest of $40,902.

On June 13, 2002 the Company approved a forward stock split of 3 shares for 1. This increased the number of shares from 4,450,000 to 13,350,000.

On October 30, 2002 three of the major shareholders returned to the Company 8,400,000 shares of common stock. As part of this same transaction the Company approved a second forward stock split of 6 to 1.

     Shares at 9/30/02                              13,350,000
     Shares returned to Company                     (8,400,000)
                                                 -------------
     Shares remaining                                4,970,000
     Forward stock split                            29,700,000

On December 19, 2002 the Company sold for $3,000 16,667 shares of common stock. This stock has not been issued yet and is listed as stock subscribed as of December 31, 2002. This stock is convertible into a note at 9% interest if it has not been issued within 12 months.

Three Months Ended March 31, 2003

On February 25, 2003 the Company sold 400,000 shares of common stock for $53,000 as part of a private placement.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $37,445, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $170,205. The total valuation allowance is a comparable $37,445.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.
                                          3/31/03     12/31/02     12/31/01

     Net change in deferred taxes               0            0            0
     Current taxes payable                      0            0            0
     Provision for Income Taxes                 0            0            0


Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

                                             Year       Amount   Expiration
                                   1999 and prior       23,832         2011
                                             2000       29,873         2020
                                             2001       28,668         2021
                                             2002       20,916         2022
                                                    ----------
                                        Total NOL      103,289
                                                    ----------

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

The balance sheet of Loughran/Go prior to the merger was as follows.

     Assets                                     0
     Payables                              16,970
                                       ----------
     Negative Net Worth                   (16,970)
                                       ----------

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

Renowned researchers are proclaiming the new technology ingredients in 12 to 20 Plus formulations as the "next generation in skin care". The Company will capitalize on the incorporation of two super trends in skin care--high tech and natural--positioning in its consumer advertising campaign.

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

              Results of Operation for Period Ended March 31, 2003

The Company generated no revenue during the period covered by this Report. Net losses for the Quarter ending March 31, 2003, of $66,916 primarily attributable to research, development and marketing costs. The Company had total assets of $205,695 and total current liabilities of $249,883. The Company had $1,007 in cash. The Company expects to continue to incur losses at least through fiscal year 2003, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

                         Liquidity and Capital Resources

At March 31, 2003, the Company's total assets of $205,695 were exceeded by current liabilities of $249,883. We had cash on hand of $1,007. We believe that additional working capital in the amount of $350,000 will need to be raised in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, management has concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities

On February 25, 2003, the Company sold 400,000 shares of common stock to a single "accredited" investor for a value of $53,000 pursuant to a private placement transaction intended to meet the requirements of one or more exemptions from registration.

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

Dated: May 15, 2003                          12 TO 20 PLUS, INCORPORATED


                                                By: /s/ Carol Slavin
                                                 ------------------------
                                                        Carol Slavin
                                                        Chief Executive Officer

                                  EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of 12 to 20 Plus, Incorporated (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carol Slavin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Carol Slavin
------------------------
Carol Slavin
Chief Executive Officer