Form 10KSB/A
period 2002-12-31
12 TO 20 PLUS INC
filed 2003-08-18
CIK 1100394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           First Amended Form 10-KSB/A

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2002


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from to_________________ to _________________

                         Commission File No.: 000-49612

                               12 TO 20 PLUS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                          86-0955239
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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


                                TABLE OF CONTENTS

PART I

     Item 1 DESCRIPTION OF BUSINESS............................................3

     Item 2 DESCRIPTION OF PROPERTY............................................9

     Item 3 LEGAL PROCEEDINGS..................................................9

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

PART III

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

PART IV

      FINANCIALS

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

Immediately prior to the effective date of the merger, the Company had 500,000 shares of its common stock issued and outstanding. Pursuant to the Plan of Merger, the Company issued an additional 950,000 shares to the shareholders of 12 to 20 Plus. Thus, upon the consummation of the merger, the Company had 1,450,000 shares of its common stock issued and outstanding out of 25,000,000 shares authorized.

On June 20, 2002, a majority of the shareholders of the Company authorized a forward stock split of three (3) shares of the common stock of the Company for every one (1) share of the common stock of the Company held by shareholders of the Company at the date of the merger. Immediately prior to the stock split there were 4,450,000 shares of the Company's common stock issued and outstanding. Upon the date, and as a result, of the stock split, the Company had 13,350,000 shares of issued and outstanding common stock.

On October 30, 2002, a majority of the shareholders of the Company authorized a forward stock split of six (6) shares of common stock of the Company for every one (1) share of the common stock of the Company held by shareholders as of that date. Three (3) shareholders also returned 8,400,000 shares of common stock to the treasury of the Company. Immediately prior to the stock split there were 4,950,000 shares of the Company's common stock issued and outstanding. Immediately after the stock split the Company had 29,700,000 shares of its common stock issued and outstanding.

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

Research breakthroughs from leading scientists and dermatologists were utilized to produce products that deliver on the promise--working to help prevent and control acne skin conditions while allowing the skin to keep its natural moisture balance.

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

The markets for over-the-counter medical remedies are highly competitive. The Company believes that competition will intensify and increase in the future. The Company's competitors include other providers of over-the -counter medical remedies. Since the Company is recently formed, has a limited history of business operations and has not previously raised significant capital, virtually all of these competitors enjoy substantial competitive advantages, such as:

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

Names of Executive
Officers and Directors     Age     Position                Date of Appointment
----------------------     ---     ---------               -------------------
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


Name of Beneficial Owner                    Shares Beneficially
or Name of Officer or Director              Owned                   Percent
------------------------------              -------------------     -------
Carol Slavin                                1,080,000               3.6%
Director/President
P.O. Box 260 Santa Margarita, CA 93453

Linda Hannon                                  540,000               1.8%
Director/Secretary
33 Villa Santa Barbara
Paso Robles, CA 93446

Elizabeth Jaeger                              540,000               1.8%
Director/Secretary
132 Broad Street
San Luis Obispo, CA 93405

Broadwalk Investment Corp                   3,760,000               12.7%
P.O. Box 260
Santa Margarita, CA 93453

Coslabs, Ltd.                               4,518,738               15.2%
1350 E. Flamingo #1091
Las Vegas, NV 89719

North American Equity                       4,500,000               15.2%
P.O. Box 101
Santa Margarita, CA 93453

Philip M. Young & JoAnn Young               4,140,000               13.9%
FamilyTrust
18036 N. 15th  Street
Phoenix, AZ 85022
---------------------------------------------------------------------------
Total Director/Officer/                    19,078,738               64.2%
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

23.1           Consent of Independent Auditor

99.1           Certification of Chief Executive Officer

99.2           Certification of Chief Executive Officer
 -------------------------------------------------------------------------------








(1) Incorporated by reference to Form 8-K filed June 20, 2002.

                                    PART IV
                                   FINANCIALS

Report of Independent Certified Public Accountant ........................... 15

Balance Sheets as December 31, 2002 and 2001 ................................ 16

Statement of Operations as December 31, 2002 and 2001 ....................... 17

Statement of Stockholders' Equity for the period December 31, 1999 to December 31, 2002 ...................................................... 18

Statement of Cash Flows for the years 2002, 2001 and 2000 ................... 19

Notes to Financial Statements .......................................... 20 - 26

                            SHELLEY INTERNATIONAL CPA
                               161 E. 1st. St. #1
                                 Mesa, AZ 85201
                                 (480) 461-8301

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
               ---------------------------------------------------

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

 March 26, 2003                                               Shelley Intl., CPA

FINANCIAL STATEMENTS

                           12 TO 20 PLUS, INCORPORATE
                                 Balance Sheets
                         as December 31, 2002 and 2001


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

                           12 TO 20 PLUS, INCORPORATE
                             Statement of Operations
                          as December 31, 2002 and 2001

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

                          12 TO 20 PLUS, INCORPORATED
                       Statement of Stockholders' Equity
             for the period December 31, 1999 to December 31, 2002

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

                           12 TO 20 PLUS, INCORPORATED

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

12 TO 20 PLUS INCORPORATED (originally Loughran/Go Corporation), was incorporated on April 26, 1996. The Company was organized to manufacture and market over-the-counter medical remedies and similar products through retail establishments. During 1996 the Company purchased formulae for the remedies. During the year 2000 inventory was purchased and additional promotion of products was begun. Although no sales have taken place to date, management has actively been distributing samples and expects sales to begin soon.

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

                                     12/31/02        12/31/01           12/31/00

                                        3,442            3,442            18,000
                                       ------           ------           -------
Equipment

Equipment is depreciated using the straight-line method over the estimated useful lives, which is five years.

Fixed assets consist of the following:

                                    12/31/02     12/31//01     12/31/00
      Office equipment                 5,000         5,000        5,000
                                       -----         -----        -----
      Total fixed assets               5,000         5,000        5,000

      Less: Accumulated depreciation  (2,500)       (1,500)        (500)
                                     -------       -------        -----
      Total                            2,500         3,500        4,500
                                     -------        ------       ------
Trademark and Formulae

      Formulae                         5,000         5,000        5,000
      Trademark                       18,750             0            0
      Accumulated Amortization
        or Impairment                     (0)           (0)          (0)
                                      ------        ------       ------
      Net Patents                     23,750         5,000        5,000

The Company purchased the rights to five formulae on July 23, 1996. These were purchased with stock.

                                                 Pre-split   Post-split
      Name                             Value        Shares       Shares
      Zit Stick trademark             $1,000        10,000       66,742
      Zit Stick formula                1,000        10,000       66,742
      Facial Wash                      1,000        10,000       66,742
      Body Cleansing Bar               1,000        10,000       66,742
      Blemish-Free Lotion              1,000        10,000       66,740
                                      ------        ------     --------
      Total                           $5,000        50,000      333,708
                                      ------        ------     --------

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


NOTE 2. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

                                    12/31/02      12/31/01     12/31/00
                                    --------      --------     --------
Demand note from shareholder
Interest at 8%                        35,000        70,000       70.000

Accrued Interest                       7,467         9,333        3,733
                                      ------        ------       ------
Total  Notes Payable                  42,467        79,333       73,733
                                      ------        ------       ------

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

The Company purchased the rights to use five formulae on July 23, 1996. These were purchased with stock.
                                                 Pre-split   Post-split
      Name                             Value        Shares       Shares
      Zit Stick trademark             $1,000        10,000       66,742
      Zit Stick formula                1,000        10,000       66,742
      Facial Wash                      1,000        10,000       66,742
      Body Cleansing Bar               1,000        10,000       66,742
      Blemish-Free Lotion              1,000        10,000       66,740
                                      ------        ------      -------
      Total                           $5,000        50,000      333,708
                                      ------        ------      -------
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

      Shares at 9/30/02                         13,350,000
      Shares returned to Company                (8,400,000)
                                              ------------
      Shares remaining                           4,970,000
      Forward stock split                       29,700,000

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

                                    12/31/02      12/31/01     12/31/00
                                    --------      --------     --------
      Net change in deferred taxes         0             0            0
      Current taxes payable                0             0            0
      Provision for Income Taxes           0             0            0


Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

                                        Year        Amount   Expiration
                              1999 and prior        23,832         2011
                                        2000        29,873         2020
                                        2001        28,668         2021
                                        2002        20,916         2022
                                                   -------
                                   Total NOL       103,289
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

The balance sheet of Loughran/Go prior to the merger was as follows.

         Assets                                          0
         Payables                                   16,970
                                                  --------
         Negative Net Worth                        (16,970)
                                                  --------

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


The Board of Directors
12 to 20 Plus, Incorporated


Dear Sirs:

This letter will authorize you to include the Audit of your company dated March 26, 2003, in the Form 10-KSB to be filed with the Securities and Exchange Commission.


Yours Truly,

/s/ Mark Shelley, C.P.A.
------------------------
Shelley Int'l, C.P.A.

March 26, 2003





                                  EXHIBIT 99.1

                CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
             UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Carol Slavin, Chief Executive Officer and Chairman of Board of the Registrant, 12 to 20 Plus, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-KSB of 12 to 20 Plus, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated  the  effectiveness  of  the  Registrant's   disclosure
     controls and procedures as of a date within 90 days of the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 31, 2003                             /s/ Carol Slavin
                                                   -----------------------------
                                                     Carol Slavin
                                                     Chief Executive Officer and
                                                     Chairman of the Board



                                  EXHIBIT 99.2

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