Form 10QSB/A
period 2003-03-31
12 TO 20 PLUS INC
filed 2003-08-19
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                           FIRST AMENDED FORM 10-QSB/A

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      for the period ending March 31, 2003

                           12 TO 20 PLUS, INCORPORATED
             -------------------------------------------------------
             (Exact name of registrant as it appears in its charter)

                                    000-28457
                            ------------------------
                            (Commission File Number)

                       Nevada                                  86-0955239
--------------------------------------------------------------------------------
  (State or jurisdiction of                                (I.R.S. Employer
Incorporation or organization)                             Identification No.)

        3485 Sacramento Drive, Suite F, San Luis Obispo, California 93401
        -----------------------------------------------------------------
                     (Address of Principal Executive Office)

                                 (805) 543-7228
               --------------------------------------------------
               Registrant's telephone number, including area code

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
Yes  X     No
    ---      ---

At the end of the quarter ending March 31, 2003, there were 30,100,000 issued and outstanding shares of the registrant's common stock.

There is no active market for the registrant's securities.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION..................................................3

        Item 1.  Financial Statements..........................................3

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

        Notes to Financial Statements ................................... 7 - 14

        Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of  Operation............... 15

        Item 3. Controls and Procedures...................................... 16


PART II. OTHER INFORMATION

        Item 1. Legal Proceedings............................................ 17

        Item 2. Changes in Securities........................................ 17

        Item 3. Default Upon Senior Securities............................... 17

        Item 4. Submission of Matters to a Vote of Security Holders.......... 17

        Item 5. Other Information............................................ 17

        Item 6. Exhibits and Reports......................................... 17

Signatures................................................................... 17

Certifications.......................................................... 18 - 19

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          12 TO 20 PLUS, INCORPORATED
                                 Balance Sheet
                                   (Unaudited)
                   as of March 31, 2003 and December 31, 2002

                                                   3/31/2003   12/31/2002
                                                ------------ ------------
                                     Assets

Cash                                             $     1,007  $     1,087
Inventory                                             24,401        3,442
Lease Deposits                                         2,869
Prepaid Expenses                                           -            -
                                                ------------ ------------

Total Current Assets                             $    28,277  $     4,529
                                                ------------ ------------

Property and Equipment                           $     5,991  $     2,500
                                                ------------ ------------
Other Assets
Note Receivable (NCR)                            $    42,900
Trademarks, Formulae and Client Files (NRC)          104,777
Trade Mark and Formulas                               23,750  $    23,750
                                                ------------ ------------
                                                 $   171,427  $    23,750
                                                ------------ ------------

    Total Assets                                 $   205,695  $    30,779
                                                ============ ============

                      Liabilities and Stockholders' Equity

Liabilities
Accounts Payable                                 $   192,902  $    18,584
Notes Payable                                    $    56,981       42,467
                                                ------------ ------------

Total Current Liabilities                        $   249,883  $    61,051
                                                ------------ ------------

Stockholders' Equity
Common Stock, authorized shares
100,000,000; outstanding shares 3/31/03
30,100,000 shares; 12/31/02 29,700,000
shares, 12/31/01 6,073,483 shares,
par value $0.001                                 $    30,100  $    29,700
Additional Paid in Capital                            92,917       40,317
Stock Subscribed                                       3,000        3,000
Retained Earnings (Loss)                            (170,205)    (103,289)
                                                ------------ ------------

    Total Stockholders' Equity                   $   (44,188) $   (30,272)
                                                ------------ ------------

    Total Liabilities and Stockholders' Equity   $   205,695  $    30,779
                                                ============ ============

         The accompanying note are an integral part of these statements

                           12 TO 20 PLUS, INCORPORATED
                             Statement of Operations
                                   (Unaudited)
               for the three months ended March 31, 2003 and 2002

                                                  3 months     3 months
                                                    ended        ended
                                                  3/31/2003    3/31/2002
                                                ------------ ------------
Revenue
    Product Sales                                $         -  $         -
                                                ------------ ------------


Expenses
    Administrative Expenses                      $    65,976  $     1,836
    Depreciation                                         250          250
    Interest Expense                                     690        1,400
                                                ------------ ------------

    Total Expenses                               $    66,916  $     3,486
                                                ------------ ------------

Income before Taxes                              $   (66,916) $    (3,486)
                                                ------------ ------------

Provision for Income Taxes                                 -            -

Net Income (Loss)                                $   (66,916) $    (3,486)
                                                ============ ============

Primary and Diluted Earnings per Share               a            a
                                                ------------ ------------

Weighted Average Number of Shares                 29,851,111    6,073,783
                                                ------------ ------------

a = less than $0.01

         The accompanying note are an integral part of these statements

                          12 TO 20 PLUS, INCORPORATED
                                  (Unaudited)
                       Statement of Stockholders' Equity
               for the period December 31, 1999 to March 31, 2003


                                                        Common Stock         Additional      Stock     Accumulated         Total
                                                    Shares       Amount   Paid in Capital  Subscribed     Deficit         Equity
                                                ------------ ------------ --------------- ------------ ------------ ------------
Total as of December 31, 1999                      3,070,112  $     3,070  $       (2,660)              $      (410) $         -

Purchase of equipment                              1,668,539        1,669           3,331                                  5,000
Stock for services                                   667,416          667             433                                  1,100
Purchase of stock                                   667,416           667             333                                  1,000

 Total loss for year                                                                                        (53,295)
                                                ------------ ------------ --------------- ------------ ------------ ------------

Total as of December 31, 2000                      6,073,483  $     6,073   $       6,437               $   (53,705) $   (41,195)

Total loss for year                                                                                         (28,668)     (28,668)
                                                ------------ ------------ --------------- ------------ ------------ ------------

Total as of December 31, 2001                      6,073,483  $     6,073   $       6,437            -  $   (82,373)  $  (69,863)

Stock exchanged for services                         266,966          267           1,733                                  2,000
Trademark purchased with stock                     5,005,618        5,006          13,744                                 18,750
Stock exchanged for debt                           6,674,157        6,674           6,151                                 12,825
Stock exchanged for debt                           8,342,697        8,343          32,559                                 40,902

recapitalization/reverse merger with
Loughran/Go Corporation                            3,337,079        3,337         (20,307)                               (16,970)
                                                                                                                               -
Stock Subscribed                                                                                 3,000                     3,000
Total Loss for year                                                                                         (20,916)     (20,916)
                                                ------------ ------------ --------------- ------------ ------------ ------------

Balance, December 31, 2002                        29,700,000  $    29,700  $       40,317  $     3,000  $  (103,289) $   (30,272)

 Purchase of stock                                   400,000          400          52,600                                 53,000
 Loss for three months ending March 31,2003                                                                 (66,916)     (66,916)
                                                ------------ ------------ --------------- ------------ ------------ ------------
 Balance, March 31, 2003                          30,100,000  $    30,100  $       92,917  $     3,000  $  (170,205) $   (44,188)
                                                ============ ============ =============== ============ ============ ============

The above shares have been adjusted ratably and retroactively for two foreward splits and one stock return

         The accompanying note are an integral part of these statements

                           12 TO 20 PLUS, INCORPORATED
                                   (Unaudited)
                             Statement of Cash Flows
                          for the three months period
                          ended March 31, 2003 and 2002

                                                  3 months     3 months
                                                    ended        ended
                                                  3/31/2003    3/31/2002
                                                ------------ ------------
Cash Flows from
Operating Activities

Net Income (Loss)                                $   (66,916) $    (3,486)

    Inventory                                        (20,959)           -
    Notes Receivable                                 (42,900)
    Lease Deposits                                    (2,869)
    Depreciation net                                     250          250
    Payables                                          41,972        3,278
                                                ------------ ------------

Net Cash Provided by Operations                  $   (91,422) $        42
                                                ------------ ------------
Cash Flows used in
Investing Activities
    Accounts Payable (NCR)                           132,346
    Trademarks, Formulae and Client Files (NRC)     (104,777)
    Leasehold Improvements                            (3,741)
                                                ------------ ------------

Net Cash Used for Investing                      $    23,828  $         -

Cash Flows from
Financing Activities
    Notes Payable                                     14,514
    Stock Sales for Cash                                 400
    Additional Paid in Capital                        52,600
                                                ------------ ------------

Net Cash Flows from Financing                    $    67,514  $         -
                                                ------------ ------------

Net Increase (Decrease) in Cash                          (80)          42

Beginning Cash                                         1,087          (47)
                                                ------------ ------------

Ending Cash                                      $     1,007  $        (5)
                                                ============ ============

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

                                         3/31/03    12/31/02

                                          24,401       3,442
                                         -------     -------
Equipment

Equipment is depreciated using the straight-line method over the estimated useful lives, which is five years. The Company acquired Leasehold Improvements through the purchase of the assets and liabilities of NRC Corporation

Fixed assets consist of the following:
                                                     3/31/03     12/31/02
                Leasehold Improvements                 3,741
                Office equipment                       5,000        5,000
                                                     -------     --------
                Total fixed assets                     8,741        5,000

                Less: Accumulated depreciation        (2,750)      (2,500)
                                                     -------     --------
                Total                                  5,991        2,500
                                                     -------     --------
Trademark and Formulae

        Formulae                                       5,000        5,000
        Trademark                                     18,750       18,750
        Accumulated Amortization or Impairment            (0)          (0)
                                                     -------      -------
        Net Patents                                   23,750       23,750

The Company purchased the rights to five formulae on July 23, 1996. These were purchased with stock.

                                                   Pre-split   Post-split
        Name                               Value      Shares       Shares
        Zit Stick trademark               $1,000      10,000       66,742
        Zit Stick formula                  1,000      10,000       66,742
        Facial Wash                        1,000      10,000       66,742
        Body Cleansing Bar                 1,000      10,000       66,742
        Blemish-Free Lotion                1,000      10,000       66,740
                                          ------      ------      -------
        Total                             $5,000      50,000      333,708
                                          ------      ------      -------

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

    Formulae                                          64,480
    Trademark                                         32,240
    Client Files                                       8,057
    Accumulated Amortization or Impairment                (0)
                                                     -------
    Net Patents                                      104,777
                                                     -------

The Company purchased the rights to the following Trademarks and Trade Names.

    Name                                               Value
    ------                                            ------
    QuitSystem, Trademark                             $8,060
    ChemoKare, Trade name                              8,060
    VisionKare, Trade name                             8,060
    Anaplex, Trade name                                8,060

    Total                                            $32,240
                                                     -------

The Company purchased the rights to the following Formulae and Client Files.

    Name                                                                   Value
    -----                                                                 ------
    QuitSystem, Smokers Recovery Formula                                  $8,060
    QuitSystem, Stimulant and Alcohol Abuse Recovery Formula               8,060
    AnaplexD, Antidepressant drug alternative Formula                      8,060
    AnaplexSD, Short Term Anxiety Formula                                  8,060
    VisionKare, Advanced supplement for macular degeneration Formula       8,060
    ChemoKare, Natural Cancer Fighting Compound, Formula                   8,060
    Male Virility, Natural Alternative to Viagra, Formula                  8,060
    Trim-A-Way, Weight Control & Body Shaper supplements, Formula          8,060
    Client List                                                            8,057
                                                                         -------
    Total                                                                $72,537
                                                                         -------

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


NOTE 2.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

                                         3/31/03    12/31/02
                                         -------    --------
Demand note from shareholder
Interest at 8%                            35,000      35,000

Demand note from shareholder
Interest at 8%                            10,000

Demand note from shareholder               3,825
No Interest

Accrued Interest                           8,157       7,467
                                         -------    --------
Total  Notes Payable                      56,981      42,467
                                         -------    --------
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

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports.

     (a) Exhibits

         Exhibit 99.1      Certification of CEO
         Exhibit 99.2      Certification of CEO

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


                                             By: /s/ Carol Slavin
                                             ------------------------------
                                                     Carol Slavin
                                             Chief Executive Officer

                                  EXHIBIT 99.1

                CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
             UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Carol Slavin, Chief Executive Officer and Chairman of Board of the Registrant, 12 to 20 Plus, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of 12 to 20 Plus, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;

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

Dated:  May 15, 2003                             /s/ Carol Slavin
                                                 -------------------------------
                                                     Carol Slavin
                                                     Chief Executive Officer
                                                     and Chairman of the Board

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