Form 10QSB
period 2003-06-30
12 TO 20 PLUS INC
filed 2003-08-29
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                       for the period ending June 30, 2003

                           12 TO 20 PLUS, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as it appears in its charter)

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

At the end of the quarter ending June 30, 2003, there were 30,100,000 issued and outstanding shares of the registrant's common stock.

There is no active market for the registrant's securities.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION................................................. 3

     Item 1. Financial Statements............................................. 3

       Balance  Sheet  (Unaudited)  as of June 30, 2003 and December 31,
       2002 .................................................................. 3

       Statement of Operations  (Unaudited) for the six months ended and three months ended June 30, 2003 and 2002 ............................. 4

       Statement  of  Stockholders'  Equity  (Unaudited)  for the period
       December 31, 1999 to June 30, 2003 .................................... 5

       Statement of Cash Flows (Unaudited) for the six months ended June
       30,2003 and 2002 ...................................................... 6

       Note to financial statements ....................................... 7-15

     Item 2. Management's Discussion and Analysis of
       Financial Condition and Results of Operation.......................... 16

     Item 3. Controls and Procedures......................................... 17


PART II. OTHER INFORMATION

     Item 1. Legal Proceedings............................................... 18

     Item 2. Changes in Securities........................................... 18

     Item 3. Default Upon Senior Securities.................................. 18

     Item 4. Submission of Matters to a Vote of Security Holders............. 18

     Item 5. Other Information............................................... 18

     Item 6. Exhibits and Reports............................................ 18

Signatures................................................................... 18

Certifications............................................................ 19-20

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                          12 TO 20 PLUS, INCORPORATED
                                 Balance Sheet
                                  (Unaudited)
                   as of June 30, 2003 and December 31, 2002


                                                   6/30/2003    12/31/2002
                                                ------------  ------------
                                     Assets
Cash                                            $        404  $      1,087
Inventory                                             24,401         3,442
Lease Deposits                                         2,869

Prepaid Expenses                                       1,504             -
                                                ------------  ------------

Total Current Assets                            $     29,178  $      4,529
                                                ------------  ------------

Property and Equipment                          $      5,741  $      2,500
                                                ------------  ------------

Other Assets
Receivable (NCR)                                $      5,000
Trademarks, Formulae and Client Files (NRC)          119,777
Trade Mark and Formulas                               23,750  $     23,750
                                                ------------  ------------

Total Other Assets                              $    148,527  $     23,750
                                                ------------  ------------

    Total Assets                                $    183,446  $     30,779
                                                ============  ============



                      Liabilities and Stockholders' Equity

Liabilities
Accounts Payable                                $    250,282  $     18,584
Notes Payable                                         68,057        42,467
                                                ------------  ------------

Total Current Liabilities                       $    318,339  $     61,051
                                                ------------  ------------


Stockholders' Equity
Common Stock, authorized shares
100,000,000; outstanding shares 6/30/03
30,100,000 shares; 12/31/02 29,700,000
shares, 12/31/01 6,073,483 shares,
par value $0.001                                $     30,100  $     29,700
Additional Paid in Capital                            92,917        40,317
Stock Subscribed                                       3,000         3,000
Retained Earnings (Loss)                            (260,910)     (103,289)
                                                ------------  ------------

    Total Stockholders' Equity                  $   (134,893) $    (30,272)
                                                ------------  ------------

    Total Liabilities and Stockholders' Equity  $    183,446  $     30,779
                                                ============  ============

        The accompanying note are an integral part of these statements

                           12 TO 20 PLUS, INCORPORATED
                             Statement of Operations
                                   (Unaudited)
     for the six months ended and three months ended June 30, 2003 and 2002

                                                   3 months      3 months      6 months     6 months
                                                    ended         ended         ended         ended
                                                  6/30/2003     6/30/2002     6/30/2003     6/30/2002
                                                ------------  ------------  ------------  ------------
Revenue
      Product Sales                             $     159.00  $          -  $     159.00  $          -
                                                ------------  ------------  ------------  ------------


Expenses
      Administrative Expenses                   $     89,380  $      6,367  $    155,356 $       8,203
      Depreciation                                       250           250           500           500
      Interest Expense                                 1,075         1,224         1,765         2,624
                                                ------------  ------------  ------------  ------------

      Total Expenses                            $     90,705  $      7,841  $    157,621  $     11,327
                                                ------------  ------------  ------------  ------------

Income before Taxes                             $    (90,705) $     (7,841) $   (157,621) $    (11,327)
                                                ------------  ------------  ------------  ------------

Provision for Income Taxes                                 -             -             -             -

Net Income (Loss)                               $    (90,705) $     (7,841) $   (157,621) $    (11,327)
                                                ============  ============  ============  ============

Primary and Diluted Earnings per Share                 a             a             a             a
                                                ------------  ------------  ------------  ------------

Weighted Average Number of Shares                 29,851,111     8,040,000    29,851,111     6,270,000
                                                ------------  ------------  ------------  ------------

        The accompanying note are an integral part of these statements

a = less than $0.01

                           12 TO 20 PLUS, INCORPORATED
                        Statement of Stockholders' Equity
                                   (Unaudited)
                for the period December 31, 1999 to June 30, 2003

                                                        Common Stock         Additional        Stock      Accumulated         Total
                                                    Shares        Amount  Paid in Capital    Subscribed     Deficit          Equity
                                                ------------  ------------  -------------  ------------  ------------  ------------
Total as of December 31, 1999                      3,070,112  $      3,070  $      (2,660)               $       (410) $          -

Purchase of equipment                              1,668,539         1,669          3,331                                     5,000
Stock for services                                   667,416           667            433                                     1,100
Purchase of stock                                    667,416           667            333                                     1,000
Total loss for year                                                                                           (53,295)
                                                ------------  ------------  -------------  ------------  ------------  ------------

Total as of December 31, 2000                      6,073,483  $      6,073  $       6,437                $    (53,705) $    (41,195)

Total loss for year                                                                                           (28,668)      (28,668)
                                                ------------  ------------  -------------  ------------  ------------  ------------

Total as of December 31, 2001                      6,073,483  $      6,073  $       6,437             -  $    (82,373) $    (69,863)

Stock exchanged for services                         266,966           267          1,733                                     2,000
Trademark purchased with stock                     5,005,618         5,006         13,744                                    18,750
Stock exchanged for debt                           6,674,157         6,674          6,151                                    12,825
Stock exchanged for debt                           8,342,697         8,343         32,559                                    40,902

recapitalization/reverse merger with
Loughran/Go Corporation                            3,337,079         3,337        (20,307)                                  (16,970)
                                                                                                                                  -
Stock Subscribed                                                                                  3,000                       3,000
Total Loss for year                                                                                           (20,916)      (20,916)
                                                ------------  ------------  -------------  ------------  ------------  ------------

Balance, December 31, 2002                        29,700,000  $     29,700  $      40,317  $      3,000  $   (103,289) $    (30,272)

 Purchase of stock                                   400,000           400         52,600                                    53,000
 Loss for three months ending March 31,2003                                                                   (66,916)      (66,916)
 Loss for three months ending June 30, 2003                                                                   (90,705)
                                                ------------  ------------  -------------  ------------  ------------  ------------

 Balance, June 30, 2003                           30,100,000  $     30,100  $      92,917  $      3,000  $   (260,910) $    (44,188)
                                                ============  ============  =============  ============  ============  ============

The above shares have been adjusted ratably and retroactively for two forward splits and one stock return

        The accompanying note are an integral part of these statements

                          12 TO 20 PLUS, INCORPORATED
                             Statement of Cash Flows
                                   (Unaudited)
                 for the six months ended June 30,2003 and 2002

                                                   6 months      6 months
                                                     ended         ended
                                                    6/31/03       6/31/02
                                                --------------------------
Cash Flows from
Operating Activities

   Net Income (Loss)                            $   (157,621) $    (11,327)
   Inventory                                         (20,959)            -
   Notes Receivable                                   (5,000)
   Lease Deposits                                     (2,869)
   Prepaid Expense                                    (1,504)
   Depreciation net                                      500           500
   Payables                                           99,729         4,733
   Stock for Consulting                                              2,000
                                                ------------  ------------

Net Cash Provided by Operations                 $    (87,724) $     (4,094)
                                                ------------  ------------

Cash Flows used in
Investing Activities
   Accounts Payable (NCR)                            132,346
   Trademarks, Formulae and Client Files (NRC)      (119,777)
   Leasehold Improvements                             (3,741)
   Investing Activities Merger                                       4,145
                                                ------------  ------------

Net Cash Used for Investing                     $      8,828  $      4,145

Cash Flows from
Financing Activities
    Notes Payable                                     25,213
    Stock Sales for Cash                                 400
    Additional Paid in Capital                        52,600
                                                ------------  ------------

Net Cash Flows from Financing                   $     78,213  $          -
                                                ------------  ------------

Net Increase (Decrease) in Cash                         (683)           51

Beginning Cash                                         1,087             -
                                                ------------  ------------

Ending Cash                                     $        404  $         51
                                                ============  ============

Supplemental Information


Quarter ended 6/30/03, Taxes paid $0, Interest expense $1,388


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

Revenue Recognition

The Company will recognize revenue upon shipment to the web site purchaser.

Research and Development

The Company expenses product research and development costs as they are incurred. The Company does not expect to have much research and development costs.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $0 for the year 2002, $0 for the year 2001 and $0 for the year 2000.

Inventory

The Company contracts with a third party to manufacture the units and is not billed for nor obligated for any work-in-process. Inventory is all finished goods and is stated at lower of cost or market on a FIFO basis. On February 25, 2003 the Company purchased inventory through the purchase of the assets and liabilities of NRC Corporation.

                                                        6/30/03      12/31/02

                                                         24,401         3,442
                                                         ------       -------
Equipment

Equipment is depreciated using the straight-line method over the estimated useful lives, which is five years. The Company acquired Leasehold Improvements through the purchase of the assets and liabilities of NRC Corporation.

Fixed assets consist of the following:
                                                        6/30/03      12/31/02
          Leasehold Improvements                          3,741
          Office equipment                                5,000         5,000
                                                          -----         -----
          Total fixed assets                              8,741         5,000

          Less: Accumulated depreciation                 (3,000)       (2,500)
                                                         ------        ------
          Total                                           5,741         2,500
                                                         ------        ------
Trademark and Formulae

          Formulae                                        5,000         5,000
          Trademark                                      18,750        18,750
          Accumulated Amortization or Impairment             (0)           (0)
                                                         ------        ------
          Net Patents                                    23,750        23,750
                                                         ------        ------

The Company purchased the rights to five formulae on July 23, 1996. These were purchased with stock.

                                                      Pre-split    Post-split
          Name                              Value        Shares        Shares
          ----                              -----        ------        ------
          Zit Stick trademark               1,000        10,000        66,742
          Zit Stick formula                 1,000        10,000        66,742
          Facial Wash                       1,000        10,000        66,742
          Body Cleansing Bar                1,000        10,000        66,742
          Blemish-Free Lotion               1,000        10,000        66,740
                                            -----        ------       -------
          Total                             5,000        50,000       333,708

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

          Formulae                                       73,712
          Trademark                                      36,852
          Client Files                                    9,213
          Accumulated Amortization or Impairment             (0)
                                                        -------
          Net Patents                                   119,777
                                                        =======

          The Company purchased the rights to the following Trademarks and Trade Names.

          Name                                            Value
          ----                                            -----
          QuitSystem, Trademark                           9,213
          ChemoKare, Trade name                           9,213
          VisionKare, Trade name                          9,213
          Anaplex, Trade name                             9,213
                                                         ------
          Total                                          36,852
                                                         ======

The Company purchased the rights to the following Formulae and Client Files.

      Name                                                                 Value
      ----                                                                 -----
      QuitSystem, Smokers Recovery Formula                                 9,214
      QuitSystem, Stimulant and Alcohol Abuse Recovery Formula             9,214
      AnaplexD, Antidepressant drug alternative Formula                    9,214
      AnaplexSD, Short Term Anxiety Formula                                9,214
      VisionKare, Advanced supplement for macular degeneration Formula     9,214
      ChemoKare, Natural Cancer Fighting Compound, Formula                 9,214
      Male Virility, Natural Alternative to Viagra, Formula                9,214
      Trim-A-Way, Weight Control & Body Shaper supplements, Formula        9,214
      Client List                                                          9,214

      Total                                                               73,712
                                                                          ======

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


NOTE 2. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

                                          6/30/03      12/31/02
                                          -------      --------
Demand note from shareholder
Interest at 8%                             35,000        35,000

Demand note from shareholder
Interest at 8%                             10,000

Demand note from shareholder
Interest at 8%                             10,000

Demand note from shareholder                3,825
No Interest

Accrued Interest                            9,232         7,467
                                           ------        ------
Total  Notes Payable                       68,057        42,467
                                           ------        ------

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

The Company purchased the rights to use five formulae on July 23, 1996. These were purchased with stock.

                                                      Pre-split    Post-split
          Name                              Value        Shares        Shares
          ----                              -----        ------        ------
          Zit Stick trademark               1,000        10,000        66,742
          Zit Stick formula                 1,000        10,000        66,742
          Facial Wash                       1,000        10,000        66,742
          Body Cleansing Bar                1,000        10,000        66,742
          Blemish-Free Lotion               1,000        10,000        66,740
                                            -----        ------       -------
          Total                             5,000        50,000       333,708
                                            -----        ------       -------
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

Six Months Ended June 30, 2003

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $57,400, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $260,910. The total valuation allowance is a comparable $57,400.

The provision for income taxes is comprised of the net change in deferred taxes less the valuation account plus the current taxes payable as shown in the chart below.

                                          6/30/03      12/31/02      12/31/01

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

SFAS 148 Accounting for Stock-Based Compensation - Transition and Disclosure

Amends FASB 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.

SFAS 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities

This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

SFAS 150 Financial  Instruments  with  Characteristics  of both  Liabilities and
Equity

This statement requires that such instruments be classified as liabilities in the balance sheet. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. The adoption of these new Statements is not expected to have a material effect on the Company's financial position, results or operations, or cash flows.

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

NOTE 8. MERGER WITH LOUGHRAN/GO

On April 12, 2002 the Company merged with Loughran/Go Corporation which was a Nevada corporation. Loughran/Go Corporation was the surviving corporation. The merger was a re-capitalization accounted for as a reverse acquisition. This means that the historical numbers of 12 TO 20 PLUS, INCORPORATED are to be used for comparative purposes. The Company name was then changed to 12 TO 20 PLUS, INCORPORATED. The purpose of the merger was to make the Company more attractive to investors. The raising of additional capital would enable the Company to continue to promote its products.

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

Additionally, the Company will participate in e-commerce with Drug Store.Com and Beauty Online where consumer spending on skin care, cosmetics and fragrances is expected to jump to $553 million in 2003. The Company will launch a marketing campaign to dermatologists via direct mail efforts and educational Web site.

Distribution will be accomplished through brokers and distributors in selected U.S. markets.

The Company intends to capture a one percent (1%) share of the national market over the next 24 months and is targeted to accomplish a four percent (4%) market share within 36 months.

               Results of Operation for Period Ended June 30, 2003

The Company generated $159 in revenue during the period covered by this Report. Net losses for the Quarter ending June 30, 2003, of $90,705 primarily attributable to research, development and marketing costs. The Company had total assets of $183,446 and total current liabilities of $318,339. The Company had $404 in cash. The Company expects to continue to incur losses at least through fiscal year 2003, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

                         Liquidity and Capital Resources

At June 30, 2003, the Company's total assets of $183,446 were exceeded by current liabilities of $318,339. We had cash on hand of $404. We believe that additional working capital in the amount of $350,000 will need to be raised in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

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

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports.

     (a)  Exhibits


     EXHIBIT 31 CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

     EXHIBIT 32 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     (b)  Reports Filed on Form 8-k


     None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 20, 2003                       12 TO 20 PLUS, INCORPORATED


                                             By: /s/ Carol Slavin
                                             ------------------------------
                                                     Carol Slavin
                                             Chief Executive Officer

                                  EXHIBIT 31

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

Dated:  August 20, 2003                          /s/ Carol Slavin
                                                 -------------------------------
                                                     Carol Slavin
                                                     Chief Executive Officer and
                                                     Chairman of the Board

                                  EXHIBIT 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of 12 to 20 Plus, Incorporated (the "Company") on Form 10-QSB for the period ending June 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carol Slavin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Carol Slavin
------------------------
Carol Slavin
Chief Executive Officer