Form 10QSB
period 2003-09-30
12 TO 20 PLUS INC
filed 2003-11-20
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

                 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending September 30, 2003

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

        3485 Sacramento Drive, Suite F, San Luis Obispo, California 93401
        ----------------------------------------------------------------
                     (Address of Principal Executive Office)

                                 (805) 543-7228
                  -------------------------------------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (b) of the Act:
Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At the end of the quarter ending September 30, 2003, there were 30,200,000 issued and outstanding shares of the registrant's common stock.

There is no active market for the registrant's securities.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION .............................................. 3

        Item 1. Financial Statements ........................................ 3

                Balance Sheet  (Unaudited)  as of  September  30,  2003 and
                December 31, 2003 ........................................... 3

                Statement of Operation (Unaudited) for the none months ended and three months ended September 30, 2003 and 2002 .......... 4

                Statement of  Stockholders'  Equity for the period  December
                31, 1999 to September 30, 2003 .............................. 5

                Statement  of Cash  Flows  (Unaudited)  for the nine  months ended September 30, 2003 and 2002 ........................... 6

                Notes to financial statements ............................ 7-14

        Item 2. Management's   Discussion  and  Analysis  of  Financial
                Condition and Results of Operation ......................... 15

        Item 3. Controls and Procedures .................................... 16


PART II.  OTHER INFORMATION

        Item 1. Legal Proceedings .......................................... 17

        Item 2. Changes in Securities ...................................... 17

        Item 3. Default Upon Senior Securities ............................. 17

        Item 4. Submission of Matters to a Vote of Security Holders ........ 17

        Item 5. Other Information ...........................................17

        Item 6. Exhibits and Reports ....................................... 17

Signatures ................................................................. 17

Certifications .......................................................... 18-19

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           12 TO 20 PLUS INCORPORATED
                                 BALANCE SHEET
                                  (Unaudited)
                 as of September 30, 2003 and December 31, 2003

                                                   9/30/2003     12/31/2002
                                       Assets

Cash                                               $     686    $     1,087
Inventory                                             24,401          3,442
Lease Deposits                                         2,869
Prepaid Expenses                                       1,003              -
                                                ------------ --------------

Total Current Assets                                  28,959          4,529
                                                ------------ --------------

Property and Equipment (Net)                           5,179          2,500
                                                ------------ --------------
Other Assets
Receivables                                            7,350
Trademarks, Formulae and Client Files (NRC) (Net)    116,245
Trade Mark and Formulas (Net)                         23,156         23,750
                                                ------------ --------------

Total Other Assets                                   146,751         23,750
                                                ------------ --------------

Total Assets                                       $  80,889    $    30,779
                                               ============= ==============

                      Liabilities and Stockholders' Equity

Liabilities
Accounts Payable                                   $  94,782    $    18,584
Notes Payable                                         90,929         42,467
                                                ------------ --------------

Total Current Liabilities                            385,711         61,051
                                                ------------ --------------
Stockholders' Equity
Common Stock, authorized shares
100,000,000; outstanding shares 9/30/03
30,200,000 shares; 12/31/02 29,700,000
shares, 12/31/01 6,073,483 shares,
par value $0.001                                      30,200         29,700
Additional Paid in Capital                           107,817         40,317
Stock Subscribed                                       3,000          3,000
Retained Earnings (Loss)                            (345,839)      (103,289)
                                                ------------ --------------

Total Stockholders' Equity                          (204,822)       (30,272)
                                               ------------- --------------
Total Liabilities and Stockholders' Equity         $  80,889    $    30,779
                                               ============= ==============

The accompanying notes are an integral part of these statement

                          12 TO 20 PLUS, INCORPORATED
                             Statement of Operation
                                  (Unaudited)
  for the none months ended and three months ended September 30, 2003 and 2002

                                           3 months     3 months     9 months          9 months
                                            ended        ended        ended             ended
                                          9/30/2003    9/30/2002    9/30/2003          9/30/2002
                                      -------------- ------------ ---------------- -------------
Revenue

Product Sales                            $         -    $       -     $     159.00   $         -
                                      -------------- ------------ ---------------- -------------

Expenses
Administrative Expenses                  $    83,480        2,524     $    238,835    $   10,728
Depreciation                                     562          250            1,062           750
Interest Expense                                 887          706            2,653         3,329
                                      -------------- ------------ ---------------- -------------

Total Expenses                           $    84,929     $  3,480     $    242,550    $   14,807
                                      -------------- ------------ ---------------- -------------

Income before Taxes                      $   (84,929)    $ (3,480)    $   (242,550)   $  (14,807)
                                      -------------- ------------- --------------- -------------

Provision for Income Taxes                         -            -                -             -

Net Income (Loss)                        $    84,929)    $ (3,480)    $   (242,550)   $  (14,807)
                                      ============== ============= =============== =============

Primary and Diluted Earnings per Share          a            a             a               a
                                      -------------- ------------- --------------- -------------


Weighted Average Number of Shares         13,836,000    8,070,000       29,851,111    13,836,000
                                      -------------- ------------- --------------- -------------

a = less than $0.01

The accompanying notes are an integral part of these statement

                          12 TO 20 PLUS, INCORPORATED
                       Statement of Stockholders' Equity
             for the period December 31, 1999 to September 30, 2003

                                                                     Additional
                                                  Common Stock         Paid in         Stock       Accumulated      Total
                                              Shares      Amount       Capital       Subscribed     Deficit         Equity
                                     --------------- ------------ --------------- -------------- ------------- -----------
Total as of December 31, 1999              3,070,112   $    3,070    $      (2,660)                   $    (410)   $     -

Purchase of equipment                      1,668,539        1,669            3,331                                   5,000
Stock for services                           667,416          667              433                                   1,100
Purchase of stock                            667,416          667              333                                   1,000

 Total loss for year                                                                                    (53,295)
                                     --------------- ------------ --------------- -------------- -------------- ----------

Total as of December 31, 2000              6,073,483        6,073            6,437                      (53,705)   (41,195)

Total loss for year                                                                                     (28,668)   (28,668)
                                     --------------- ------------ --------------- -------------- -------------- ----------

Total as of December 31, 2001              6,073,483        6,073            6,437             -        (82,373)   (69,863)
Stock exchanged for services                 266,966          267            1,733                                   2,000
Trademark purchased with stock             5,005,618        5,006           13,744                                  18,750
Stock exchanged for debt                   6,674,157        6,674            6,151                                  12,825
Stock exchanged for debt                   8,342,697        8,343           32,559                                  40,902
recapitalization/reverse merger with
Loughran/Go Corporation                    3,337,079        3,337          (20,307)                                (16,970)

                                                                                                                         -
Stock Subscribed                                                                           3,000                     3,000
Total Loss for year                                                                                     (20,916)   (20,916)
                                     --------------- ------------ --------------- -------------- -------------- ----------

Balance, December 31, 2002                29,700,000       29,700           40,317         3,000       (103,289)   (30,272)

 Purchase of stock                           400,000          400           52,600                                  53,000
 Stock exchanged for services                100,000          100           14,900                                  15,000
 Loss for three months ending March 31,2003                                                             (66,916)   (66,916)
 Loss for three months ending June 30, 2003                                                             (90,705)   (90,705)
 Loss for three months ending Sept 30, 2003                                                             (84,929)   (84,929)
                                     --------------- ------------ --------------- -------------- -------------- ----------

 Balance, September 30, 2003              30,200,000   $   30,200     $    107,817  $      3,000   $   (345,839  $(204,822)
                                     =============== ============= =============== ============= =============== =========

The above shares have been adjusted ratably and retroactively for two foreward splits and one stock return

The accompanying notes are an integral part of these statement

                          12 TO 20 PLUS, INCORPORATED
                            Statement of Cash Flows
                                  (Unaudited)
              for the nine months ended September 30, 2003 and 2002

                                                      9 months     9 months
                                                        ended        ended
                                                      9/30/2003    9/30/2002
                                                     ------------ -------------
Cash Flows from
Operating Activities
Net Income (Loss)                                  $   (242,550)    $  (14,807)
Inventory                                               (20,959)             -
Notes Receivable                                         (7,350)
Lease Deposits                                           (2,869)
Prepaid Expense                                          (1,003)
Amortization                                              4,126
Depreciation net                                          1,062            750
Payables                                                143,852          9,629
Bank Overdraft                                                             553
Stock for Consulting                                     15,000         57,507
                                                   ------------  -------------

Net Cash Provided by Operations                      $ (110,691)   $    53,632
                                                   ------------  -------------
Cash Flows used in
Investing Activities
Accounts Payable (NCR)                                  132,346
Trademarks, Formulae                                                   (18,750)
Trademarks, Formulae and Client Files (NRC)            (119,777)
Leasehold Improvements                                   (3,741)
Investing Activities Merger
                                                   ------------  -------------

Net Cash Used for Investing                         $     8,828    $   (18,750)

Cash Flows from
Financing Activities
Notes Payable                                            48,462        (34,882)
Stock Sales for Cash                                        400
Additional Paid in Capital                               52,600
                                                   ------------  -------------

Net Cash Flows from Financing                        $  101,462   $    (34,882)
                                                   ------------  -------------

Net Increase (Decrease) in Cash                            (401)             -

 Beginning Cash                                           1,087              -
                                                   ------------  -------------

Ending Cash                                         $       686   $          -
                                                   ============  =============

Supplemental Information

Nine months ended 9/30/03, Taxes paid $0, Interest expense $2,653

Significant non cash transactions

During nine months ended 9/30/03, 100,000 common shares were issued for services valued at $15,000. There were several non-cash transactions during nine months ended 9/30/02 please refer to Note 3 for details.

The accompanying notes are an integral part of these statement

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

                                         9/30/03         12/31/02

                                         $24,401           $3,442
                                        ========         ========
Equipment

Equipment is depreciated using the straight-line method over the estimated useful lives, which is five years. The Company acquired Leasehold Improvements through the purchase of the assets and liabilities of NRC Corporation.

Fixed assets consist of the following:
                                                       9/30/03         12/31/02
                                                      --------         --------
                  Leasehold Improvements                $3,741
                  Office equipment                       5,000           $5,000
                                                       -------          -------
                  Total fixed assets                     8,741            5,000

                  Less: Accumulated depreciation        (3,562)          (2,500)
                                                       -------          -------
                  Total                                 $8,179           $2,500
                                                       =======          =======
Trademark and Formulae

         Formulae                                      $ 5,000          $ 5,000
         Trademark                                      18,750           18,750
         Accumulated Amortization or Impairment           (594)              (0)
                                                       -------          -------
         Net Patents                                   $23,156          $23,750



The Company purchased the rights to five formulae on July 23, 1996. These were purchased with stock.

                                                     Pre-split       Post-split
         Name                         Value            Shares           Shares
         Zit Stick trademark         $1,000            10,000           66,742
         Zit Stick formula            1,000            10,000           66,742
         Facial Wash                  1,000            10,000           66,742
         Body Cleansing Bar           1,000            10,000           66,742
         Blemish-Free Lotion          1,000            10,000           66,740
                                    -------            ------          -------
         Total                       $5,000            50,000          333,708

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

Trademark, Formulae and Client Files (NRC)

On February 25, 2003 the Company purchased the following trademark registration, formulae and client files from Neurochemical Research Corporation (NRC) by assuming and equal amount of NRC's liabilities. The previous owner is a company controlled by a major shareholder. No amortization or impairment has been taken against this value during the year 2002 and the period ending 6/30/03. Amortization has been taken beginning 7/1/03.

         Formulae                                               $73,712
         Trademark                                               36,852
         Client Files                                             9,213
         Accumulated Amortization or Impairment                  (3,532)
                                                               --------
         Net Patents                                           $116,245
                                                               ========

   The Company purchased the rights to the following Trademarks and Trade Names.

         Name                                                     Value
         QuitSystem, Trademark                                   $9,213
         ChemoKare, Trade name                                    9,213
         VisionKare, Trade name                                   9,213
         Anaplex, Trade name                                      9,213
                                                                -------
         Total                                                  $36,852
                                                                -------

The Company purchased the rights to the following Formulae and Client Files.

   Name                                                                  Value
   QuitSystem, Smokers Recovery Formula                                 $9,214
   QuitSystem, Stimulant and Alcohol Abuse Recovery Formula              9,214
   AnaplexD, Antidepressant drug alternative Formula                     9,214
   AnaplexSD, Short Term Anxiety Formula                                 9,214
   VisionKare, Advanced supplement for macular degeneration Formula      9,214
   ChemoKare, Natural Cancer Fighting Compound, Formula                  9,214
   Male Virility, Natural Alternative to Viagra, Formula                 9,214
   Trim-A-Way, Weight Control & Body Shaper supplements, Formula         9,214
   Client List                                                           9,214
                                                                       -------
   Total                                                               $73,712


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


NOTE 2. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

Notes payable and capital lease obligations consist of the following:

                                       6/30/03        12/31/02
                                       -------        --------
Demand note from shareholder
Interest at 8%                         $35,000         $35,000

Demand note from shareholder
Interest at 8%                          10,000

Demand note from shareholder
Interest at 8%                          10,000

Demand note from shareholder
No Interest                              3,825

Demand note from shareholder
No Interest                             21,985

Accrued Interest                        10,119           7,467
                                       -------       ---------
Total  Notes Payable                   $90,929         $42,467
                                       =======       =========

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

The Company purchased the rights to use five formulae on July 23, 1996. These were purchased with stock.

                                                    Pre-split      Post-split
         Name                           Value         Shares         Shares
         Zit Stick trademark            $1,000        10,000         66,742
         Zit Stick formula               1,000        10,000         66,742
         Facial Wash                     1,000        10,000         66,742
         Body Cleansing Bar              1,000        10,000         66,742
         Blemish-Free Lotion             1,000        10,000         66,740
                                       -------        ------        -------
         Total                          $5,000        50,000        333,708

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

         Shares at 9/30/02                 13,350,000
         Shares returned to Company        (8,400,000)
         Shares remaining                   4,970,000
         Forward stock split               29,700,000

On December 19, 2002 the Company sold for $3,000 16,667 shares of common stock. This stock has not been issued yet and is listed as stock subscribed as of December 31, 2002. This stock is convertible into a note at 9% interest if it has not been issued within 12 months.

Nine Months Ended September 30, 2003

On February 25, 2003 the Company sold 400,000 shares of common stock for $53,000 as part of a private placement.

On September 9, 2003 the Company issued 100,000 shares of common stock for consulting services valued at $15,000.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $76,085, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $345,839. The total valuation allowance is a comparable $76,085.



Below is a chart showing the estimated federal net operating losses and the years in which they will expire.

                     Year            Amount       Expiration
           1999 and prior         $  23,832             2011
                     2000            29,873             2020
                     2001            28,668             2021
                     2002            20,916             2022
         Nine months 2003           242,550             2023
                                   --------
                Total NOL          $345,839

The Company has filed no income tax returns since inception. Management is planning to complete these during 2003.

NOTE 4. LEASES AND OTHER COMMITMENTS:

The office rent is month to month. The numbers shown below assume that the Company will remain in its current office space.

                      Year 1     Year 2     Year 3     Year 4     Year 5
Office Lease           7,213      7,213      7,213      7,213      7,213

NOTE 5. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 146-150 and their effect on the Company.

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

The balance sheet of Loughran/Go prior to the merger was as follows.

         Assets                              $            0
         Payables                                    16,970
                                              -------------
         Negative Net Worth                  $      (16,970)
                                              =============

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

            Results of Operation for Period Ended September 30, 2003

The Company generated $ in revenue during the period covered by this Report. Net losses for the Quarter ending September 30, 2003, of $242,550 primarily attributable to research, development and marketing costs. The Company had total assets of $ 180,889 and total current liabilities of $385,711. The Company had $686 in cash. The Company expects to continue to incur losses at least through fiscal year 2003, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

                         Liquidity and Capital Resources

At September 30, 2003, the Company's total assets of $180,889 were exceeded by current liabilities of $358,711. We had cash on hand of $686. We believe that additional working capital in the amount of $350,000 will need to be raised in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities

The Company issued 100,000 shares of its unregistered common stock to a consultant for services rendered at a value of $0.15 per share.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports.

(a)      Exhibits


         Exhibit 31      Certification of CEO
         Exhibit 32      Certification of CEO

(b)      Reports Filed on Form 8-k

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 17, 2003                            12 TO 20 PLUS, INCORPORATED


                                                 By: /s/ Carol Slavin
                                                 ------------------------------
                                                         Carol Slavin
                                                         Chief Executive Officer

                                  EXHIBIT 31.1

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

Dated:  November 17, 2003                      /s/ Carol Slavin
                                              --------------------------------
                                                   Carol Slavin
                                                   Chief Executive Officer and
                                                   Chairman of the Board

                                   EXHIBIT 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of 12 to 20 Plus, Incorporated (the "Company") on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carol Slavin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Carol Slavin
------------------------
Carol Slavin

Chief Executive Office