Form 10QSB/A
period 2003-09-30
12 TO 20 PLUS INC
filed 2003-12-05
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB/A
                                    Amended

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

Certifications .......................................................... 18-19

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                           12 TO 20 PLUS INCORPORATED
                                 BALANCE SHEET
                                  (Unaudited)
                 as of September 30, 2003 and December 31, 2003

                                                   9/30/2003     12/31/2002
                                       Assets

Cash                                               $     686    $     1,087
Inventory                                             24,401          3,442
Lease Deposits                                         2,869
Prepaid Expenses                                       1,003              -
                                                ------------ --------------

Total Current Assets                                  28,959          4,529
                                                ------------ --------------

Property and Equipment (Net)                           5,179          2,500
                                                ------------ --------------
Other Assets
Receivables                                            7,350
Trademarks, Formulae and Client Files (NRC) (Net)    116,245
Trade Mark and Formulas (Net)                         23,156         23,750
                                                ------------ --------------

Total Other Assets                                   146,751         23,750
                                                ------------ --------------

Total Assets                                       $ 180,889    $    30,779
                                               ============= ==============

                      Liabilities and Stockholders' Equity

Liabilities
Accounts Payable                                   $ 294,782    $    18,584
Notes Payable                                         90,929         42,467
                                                ------------ --------------

Total Current Liabilities                            385,711         61,051
                                                ------------ --------------
Stockholders' Equity
Common Stock, authorized shares
100,000,000; outstanding shares 9/30/03
30,200,000 shares; 12/31/02 29,700,000
shares, 12/31/01 6,073,483 shares,
par value $0.001                                      30,200         29,700
Additional Paid in Capital                           107,817         40,317
Stock Subscribed                                       3,000          3,000
Retained Earnings (Loss)                            (345,839)      (103,289)
                                                ------------ --------------

Total Stockholders' Equity                          (204,822)       (30,272)
                                               ------------- --------------
Total Liabilities and Stockholders' Equity         $ 180,889    $    30,779
                                               ============= ==============

The accompanying notes are an integral part of these statement

                          12 TO 20 PLUS, INCORPORATED
                             Statement of Operation
                                  (Unaudited)
  for the none months ended and three months ended September 30, 2003 and 2002

                                           3 months     3 months     9 months          9 months
                                            ended        ended        ended             ended
                                          9/30/2003    9/30/2002    9/30/2003          9/30/2002
                                      -------------- ------------ ---------------- -------------
Revenue

Product Sales                            $         -    $       -     $     159.00   $         -
                                      -------------- ------------ ---------------- -------------

Expenses
Administrative Expenses                  $    83,480        2,524     $    238,835    $   10,728
Depreciation                                     562          250            1,062           750
Interest Expense                                 887          706            2,653         3,329
                                      -------------- ------------ ---------------- -------------

Total Expenses                           $    84,929     $  3,480     $    242,550    $   14,807
                                      -------------- ------------ ---------------- -------------

Income before Taxes                      $   (84,929)    $ (3,480)    $   (242,550)   $  (14,807)
                                      -------------- ------------- --------------- -------------

Provision for Income Taxes                         -            -                -             -

Net Income (Loss)                        $   (84,929)    $ (3,480)    $   (242,550)   $  (14,807)
                                      ============== ============= =============== =============

Primary and Diluted Earnings per Share          a            a             a               a
                                      -------------- ------------- --------------- -------------


Weighted Average Number of Shares         13,836,000    8,070,000       29,851,111    13,836,000
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

Dated: December 04, 2003                            12 TO 20 PLUS, INCORPORATED


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

Dated:  December 04, 2003                      /s/ Carol Slavin
                                              --------------------------------
                                                   Carol Slavin
                                                   Chief Executive Officer and
                                                   Chairman of the Board

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


Dated:  December 04, 2003
/s/ Carol Slavin
------------------------
Carol Slavin
Chief Executive Office