Form 10KSB
period 2003-12-31
12 TO 20 PLUS INC
filed 2004-04-14
CIK 1100394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _________________ to __________________


                         Commission File No.: 000-49612

                               12 TO 20 PLUS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

              Nevada                                         86-0955239
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                             3450 Broad Street, #103
                        San Luis Obispo, California 93401
          -------------------------------------------------------------
          (Address, including zip code, of principal executive offices)

Issuer's telephone number : (805) 595-1384

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $.001 Per Share
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes[ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $ 159

As of December 31, 2003, we had 32,612,666 shares of our $0.001 par value common stock issued and outstanding. On December 31, 2003, the aggregate market value of our common stock held by non-affiliates was approximately $25,363,392.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Form (Check one): Yes [ ] No [X]

To simplify the language in this Form 10-KSB, 12 to 20 Plus, Inc., a Nevada corporation, is referred to herein as the "Company" or "We."




Table of Contents                                                        Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS ........................................... 3

ITEM 2. DESCRIPTION OF PROPERTY ........................................... 5

ITEM 3. LEGAL PROCEEDINGS ................................................. 5

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............... 5

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .......... 6

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ......... 7

ITEM 7. FINANCIAL STATEMENTS .............................................. 8

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE ............................. 8

PART III

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS.  PROMOTERS  AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) ........................... 9

ITEM 10. EXECUTIVE COMPENSATION ........................................... 10

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ... 10

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS ............. 11

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K ................................ 11

SIGNATURES ................................................................ 25

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

The product mix combines high purity drying and peeling agents (for the purpose of exfoliation), chosen for their gentleness to skin along with biological and botanical extracts and water-soluble humectants that gently, powerfully and quickly treat acne conditions.

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

                                    Employees

During the period covered by this report, Carol Slavin and Linda Hannon, the Company's two officers, were the Company's only employees.

ITEM 2. DESCRIPTION OF PROPERTY.

                                Office Facilities

The Company currently leases office space at 3450 Broad Street, #103, San Luis Obispo, California 93401. The monthly rent is $4,419.80, and the lease expires on March 31, 2009. We have no option to extend the lease.

ITEM 3. LEGAL PROCEEDINGS.

We were not a party to any legal proceedings during the reporting period, and we know of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in his or her capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                           Principal Market or Markets

Our common stock is listed on the Over-the-Counter Electronic Bulletin Board. Our trading symbol is "TTTP."

                   Approximate Number of Common Stock Holders

As of December 31, 2003, we had 32,612,666 shares of common stock outstanding, held by approximately 82 shareholders.

                                 Dividend Policy

We have never declared or paid cash dividends on our common stock and anticipate that future earnings, if any, will be retained for development of our business.

                     Recent Sales of Unregistered Securities

On February 25, 2003, the Company issued 400,000 shares of common stock to a single "accredited" investor at a price of $0.1325 per share for a value of $53,000.

On July 18, 2003, the Company issued 80,000 shares of its common stock to a single "accredited " investor at a price of $0.15 per share for a total value of $12,000.

On September 9, 2003 the Company issued 100,000 shares of common stock to a consultant for consulting services valued at $15,000.

On October 28, 2003, the Company issued 26,667 shares of its common stock to an "accredited" investor at a price of $0.15 per share for a total value of $4,000.

On November 10, 2003, the Company issued 160,000 shares of its common stock to an "accredited" investor at a price of $0.15 per share for a total value of $24,000.

On December 1, 2003, the Company issued 280,000 shares of its common stock to an "accredited" investor at a price of $0.15 per share for a total value of $42,000.

The foregoing shares were issued in private transactions or private placements intending to meet the requirements of one or more exemptions from registration. In addition to any noted exemption below, we relied upon Regulation D and
Section 4(2) of the Securities Act of 1933, as amended ("Act"), given the transactions did not involve public solicitation or advertising, and the securities issued bore a restricted legend thereon as "restricted securities." As to the Section 4(2) transactions, we relied upon Section 4(2) of the Securities Act of 1933, as amended. The investors were not solicited through any form of general solicitation or advertising, the transactions being non-public offerings, and the sales were conducted in private transactions where the investor identified an investment intent as to the transaction without a view to an immediate resale of the securities; the shares were "restricted securities" in that they were both legended with reference to Rule 144 as such and the investors identified they were sophisticated as to the investment decision and in most cases we reasonably believed the investors were "accredited investors" as such term is defined under Regulation D based upon statements and information supplied to us in writing and verbally in connection with the transactions. We never utilized an underwriter for an offering of our securities. Other than the securities mentioned above, we have not issued or sold any securities.

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

12 to 20 Plus will be taken to market as a complete Acne Therapy System for the prevention, control and treatment of acne skin conditions. Dual-purpose product benefits will be promoted in advertising that will position the products as medicated cosmetics that enhance and beautify skin while working to clear and control acne related skin problems.

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

The Company intends to capture a one percent (1%) share of the national market over the next 12 months and is targeted to accomplish a four percent (4%) market share within 24 months.

              Results of Operation for Year Ended December 31, 2003

The Company generated $159 in revenue during the period covered by this Report. Net losses for the year ending December 31, 2003, of $281,602 were primarily attributable to research, development and marketing costs. The Company had total assets of $188,524 and total liabilities of $126,313. The Company had $6,960 in working capital. The Company expects to continue to incur losses at least through fiscal year 2004, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

                         Liquidity and Capital Resources

At December 31, 2003, the Company's total assets of $188,524 exceeded by total liabilities of $126,313. We had working capital of $6,960. We believe that additional working capital in the amount of $500,000 will need to be raised in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

ITEM 7. FINANCIAL STATEMENTS.

We are filing reports, financial statements and notes to financial statements with this annual report. These reports may be found in Part IV, Page 12 of this report.

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

Names of Executive
Officers and Directors     Age    Position               Date of Appointment
------------------------  ----    --------------------   ---------------------
Carol Slavin               61     Director/President     April 12, 2002
Linda Hannon               61     Director/Secretary     April 12, 2002
Elizabeth Jaeger           31     Director               April 12, 2002

Carol Slavin, 61, Director/President has 26 years experience encompassing every phase of consumer product development from labeling requirements to source components and suppliers. In addition, Ms. Slavin has been involved in all aspects of the nutritional supplement products business for over 10 years. A former fashion editor, she also has an extensive public relations, promotion and media writing background. Special assignments she created on a freelance basis include initiating a liason with the White House to obtain then First Lady Betty Ford as honored guest for a City of Hope Medical Center fund raiser and successful execution of extensive broadcast and print coverage for the National Father's Day Council and the International Fashion Group programs, Los Angeles chapter. Ms. Slavin has completed courses in Journalism and English at Cerritos College, and was previously employed by Neurochemical Research Corporation for the past 5 years.

Linda Hannon, 61, Director/Secretary, has served for the past 5 years as a Customer Service Supervisor for AutoDoc Software, a producer of Palm Pilot software for physicians. Previously, she worked in customer service for LabCo Pharmaceuticals' hospital, clinical market segment and industrial accounting in the nutritional supplement and energy industries, as well as with Eagle Energy, a petroleum business. Ms Hannon has studied business and accounting at Cuesta College. and spent several years

Elizabeth Jaeger, 31, Director, is Vice President and Marketing Director for Cannon Associates, a civil engineering and planning firm whose major client is UNOCAL and has served in that capacity for the past 5 years. She is a graduate of the University of Washington with a B.A. degree in communications.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company from January 1, 2003, through the fiscal year ended December 31, 2003, of all officers and directors of the Company.

                                                           Securities
Name and Principal                                         Underlying
Positions at 12/31/03    Salary    Bonus   Compensation     Options
---------------------   --------   -----   ------------   -----------
 Carol Slavin             -0-       -0-        -0-           -0-
Director/President

Linda Hannon              -0-       -0-        -0-           -0-
Director/Secretary

Elizabeth Jaeger          -0-       -0-        -0-           -0-
Director


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 2003, certain information with respect to the beneficial ownership of our common stock by (i) each director and officer of the Company, (ii) each person known to the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person's address, and (iii) all of the directors and officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.


Name of Beneficial Owner                    Shares Beneficially
or Name of Officer or Director              Owned                    Percent
---------------------------------------    --------------------     ----------
Carol Slavin                                  1,600,000               4.91%
Director/President
P.O. Box 260 Santa Margarita, CA 93453

Linda Hannon                                    540,000               1.66%
Director/Secretary
33 Villa Santa Barbara
Paso Robles, CA 93446

Elizabeth Jaeger                                540,000               1.66%
Director/Secretary
132 Broad Street
San Luis Obispo, CA 93405

Coslabs, Ltd.                                 4,383,738              13.44%
1350 E. Flamingo #1091
Las Vegas, NV 89719

North American Equity                         4,500,000              13.80%
P.O. Box 101%
Santa Margarita, CA 93453

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - cont

Philip M. Young & JoAnn Young                 4,140,000              12.70%
FamilyTrust
18036 N. 15th  Street
Phoenix, AZ 85022
-----------------------------------------------------------------------------
Total Director/Officer/                      15,703,738              48.17%
5% Owners

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.  Description and Method of Filing
----------   ----------------------------------------
23.1         Consent of Independent Auditor

31.1         Certification of Chief Executive Officer

32.1         Certification of Chief Executive Officer
 ---------------------------------------------------------

Financial Table of Contents                                              Page


Report Of Independent Certified Public Accountant ........................ 13

Balance Sheets ........................................................... 14

Statements of Operations ................................................. 15

Statements of Stockholders' Equity ....................................... 16

Statements of Cash Flows ................................................. 17

Notes To Financial Statements ....................................... 18 - 25

                                    PART IV

                                   FINANCIALS



                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
                -------------------------------------------------

To the Board of Directors and Audit Committee
12 TO 20 Plus, Incorporated.

I have audited the accompanying balance sheets of 12 To 20 Plus, Incorporated, as of December 31, 2003, and 2002 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 12 To 20 Plus, Incorporated, as of December 31, 2003 and 2002 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003, 2002 and 2001 are in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company is eight years old and has a substantial deficit in retained earnings from accumulated losses during each of those years. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.


                                                     Shelley International, CPA



April 14, 2003
Mesa, Arizona

                          12 TO 20 PLUS, INCORPORATED
                                 BALANCE SHEET
                                 -------------
                                     ASSETS
                                     ------
                                               December 31,   December 31,
                                                   2003           2002
                                             --------------- --------------
CURRENT ASSETS
  Cash                                        $        6,960  $       1,087
  Inventory                                           24,401          3,442
  Lease Deposits                                       2,869
  Prepaid Expenses                                    67,826
                                             --------------- --------------

  Total Current Assets                               102,056          4,529
                                             --------------- --------------

PROPERTY AND EQUIPMENT (NET)                           7,172          2,500
                                             --------------- --------------

OTHER ASSETS
  Trademarks, Formulae and Client Files (Net)         79,296         23,750
                                             --------------- --------------

  Total Other Assets                                  79,296         23,750
                                             --------------- --------------

TOTAL ASSETS                                  $      188,524  $      30,779
                                             =============== ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES
  Accounts Payable                            $       60,275  $      18,584
  Notes Payable                                       66,038         42,467
                                             --------------- --------------

  TOTAL LIABILITIES                                  126,313         61,051
                                             --------------- --------------

STOCKHOLDERS' EQUITY
  Common Stock authorized is 100,000,000
  shares at $0.001 par value.  Issued and
  outstanding on December 31, 2003 is
  32,612,666, December 31, 2002 is 29,700,000
  shares.                                             32,613         29,700
  Additional Paid in Capital                         411,489         40,317
  Stock Subscribed                                     3,000          3,000
  Retained Earnings (Loss)                          (384,891)      (103,289)
                                             --------------- --------------

  Total Stockholders' Equity                          62,211        (30,272)
                                             --------------- --------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                          $      188,524  $      30,779
                                             =============== ==============


The accompanying notes are an integral part of these statements

                          12 TO 20 PLUS, INCORPORATED
                            Statements of Operations
                            ------------------------

                                       Year            Year            Year
                                      Ended           Ended           Ended
                                   December 31,   December 31,    December 31,
                                       2003            2002            2001
                                 --------------- -------------- ---------------

INCOME
Sales                             $          159
                                 --------------- -------------- ---------------


EXPENSES
Administrative Expenses                   81,428  $      10,129   $      22,068
Consulting                               194,905          5,752
Depreciation                               1,697          1,000           1,000
Interest Expense                           3,572          4,035           5,600
                                 --------------- -------------- ---------------

 Total Expenses                          281,602         20,916          28,668
                                 --------------- -------------- ---------------

Net (Loss) before Income Taxes          (281,602)       (20,916)        (28,668)
                                 --------------- -------------- ---------------

Provision for Income Taxes

NET (LOSS)                        $     (281,602) $     (20,916 $       (28,668)
                                 =============== ============== ===============

Primary and Diluted
Net (Loss) per Common Share             a              a               a
                                 --------------- -------------- ---------------

Weighted Average Number of Shares
Common Shares Outstanding             29,832,636     19,129,597       6,073,483
                                 --------------- -------------- ---------------

a = less than $0.01

The accompanying notes are an integral part of these statements

                          12 TO 20 PLUS, INCORPORATED

                       Statements of Stockholders' Equity
                       ----------------------------------

               for period December 31, 1999 to December 31, 2003

                                         Common Stock
                                  -----------------------  Paid in       Stock   Accumulated       Total
                                     Shares      Amount     Capital   Subscribed    (Loss)        Equity
                                  ------------ ---------- ---------- ----------- ------------ ------------
Total as of December 31, 1999        3,070,112   $  3,070  $  (2,660)             $      (410)

Common Stock Issued for Assets       1,668,539      1,669      3,331                             $   5,000
Common Stock Issued for Service        667,416        667        433                                 1,100
Common Stock Issued for Cash           667,416        667        333                                 1,000

 Net (Loss)                                                                                        (53,295)
                                  ------------ ---------- ---------- ----------- ------------ ------------

Total as of December 31, 2000        6,073,483      6,073      6,437                  (53,705)     (41,195)

 Net (Loss)                                                                           (28,668)     (28,668)
                                  ------------ ---------- ---------- ----------- ------------ ------------

Total as of December 31, 2001        6,073,483      6,073      6,437                  (82,373)     (69,863)

Common Stock Issued for Service        266,966        267      1,733                                 2,000
Common Stock Issued for Assets       5,005,618      5,006     13,744                                18,750
Common Stock Issued to retire Debt   6,674,157      6,674      6,151                                12,825
Common Stock Issued to retire Debt   8,342,697      8,343     32,559                                40,902
Recapitalization, April 12, 2002
     Common Stock Issued             3,337,079      3,337    (20,307)                              (16,970)
Stock Subscribed                                                     $     3,000                     3,000

 Net (Loss)                                                                           (20,916)     (20,916)
                                  ------------ ---------- ---------- ----------- ------------ ------------

Balance, December 31, 2002          29,700,000     29,700     40,317       3,000     (103,289)     (30,272)

Common Stock Issued for Cash           866,666        867    122,133                               123,000
Common Stock Issued for Service      1,846,000      1,846    227,254                               229,100
Common Stock Issued to retire Debt     200,000        200     21,785                                21,985

 Net (Loss)                                                                          (281,602)    (281,602)
                                  ------------ ---------- ---------- ----------- ------------ ------------

 Balance, December 31, 2003         32,612,666 $   32,613 $  411,489 $     3,000  $  (384,891) $    62,211
                                  ============ ========== ========== =========== ============ ============

The accompanying notes are an integral part of these statements

                          12 TO 20 PLUS, INCORPORATED

                            Statements of Cash Flows
                            ------------------------

                                                   Year           Year            Year
                                                  Ended          Ended            Ended
                                               December 31,   December 31,    December 31,
                                                   2003           2002             2001
                                             --------------- -------------- ---------------
OPERATING ACTIVITIES

  Net (Loss)                                    $   (281,602)   $   (20,916)  $     (28,668)

  Significant Non-Cash Transactions
    Issued 1,846,000 common shares for
    services valued at $229,100 during 2003.         229,100
    Issued 200,000 common shares to retire
    debt in the amount of $21,785 during 2003.        21,985
    Issued 266,966 common shares for
    services valued at $2,000 during 2002.                            2,000

  Changes in Assets and Liabilities
    Inventory                                        (20,959)                        14,558
    Prepaid Expense                                  (70,695)                         2,287
    Amortization Expense                               4,743
    Depreciation Expense                               1,697          1,000           1,000
    Accounts Payables                                 41,691         (5,003)          5,137
                                             --------------- -------------- ---------------

Net Cash (Used) by Operating Activities              (74,040)       (22,919)         (5,686)
                                             --------------- -------------- ---------------
INVESTING ACTIVITIES

  Purchase of Equipment                               (6,369)        16,970
  Trademarks, Formulae, Client Files                 (60,289)
                                             --------------- -------------- ---------------

Net Cash (Used) by Investing Activities              (66,658)        16,970
                                             --------------- -------------- ---------------
FINANCING ACTIVITIES

       Principle Received on Notes                    23,571          4,036           5,600
       Proceeds from the sale of Common Stock            867          3,000
       Paid in Capital                               122,133
                                             --------------- -------------- ---------------

Cash Provided by Financing Activities                146,571          7,036           5,600
                                             --------------- -------------- ---------------
Net Increase in Cash                                   5,873          1,087             (86)

Cash, Beginning of Period                              1,087              -              86
                                             --------------- --------------

Cash, End of Period                            $       6,960   $      1,087  $            -
                                             =============== ============== ===============

Significant Non-Cash Transactions:
      For year ended  December 31, 2003 Common Stock issued  included  1,846,000 shares for services valued at $229,100 and 200,000 shares for retirement of $21,785 notes payable.
      For year ended  December  31, 2002 Common Stock  issued  included  266,966 shares for services valued at $2,000; 5,005,618 shares for purchase of assets valued at $18,750; 15,016,854 shares for retirement of $53,727 debt and 3,337,079 for recapitalization.

Supplemental Information:
          The amount of interest for 2003, 2002 and 2001 was $3,572; $4,035 and $5,600 respectively.

The accompanying notes are an integral part of these statements

                           12 To 20 Plus, Incorporated

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2003 and 2002


Note 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

12 TO 20 PLUS INCORPORATED, was incorporated in April 26, 1996. The Company was organized to manufacture and market over-the-counter medical remedies and similar products through retail establishments. During 1996 the Company purchased formulae for the remedies. During the year 2000 inventory was purchased and additional promotion of products was begun. Although minimal sales have taken place to date, management has actively been distributing samples and expects sales to begin soon.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has a substantial deficit in retained earnings from losses for the previous years. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty

Product Development
-------------------

The Company holds the trademarks Zit Stick, QuitSystem, ChemoKare, VisionKare and Anaplex. The Company holds the rights to manufacture and market the products Zit Stick, Zit Stick Patch, Pimple Pencil, Zit Stick Facial Wash, Body Cleansing Bar, Blemish-Free Lotion, QuitSystem (Smokers Recovery Formula), QuitSystem (Alcohol Abuse Recovery Formula), QuitSystem (Stimulant Abuse Recovery Formula), Anaplex (Natural Antidepressant Formula), VisionKare (Supplement for Macular Degeneration), ChemoKare (Natural Cancer Fighting Compound), Male Virility (Natural Alternative to Viagra) and Trim-A-Way (Weight Control & Body Shaper Supplement).

Marketing Strategy
------------------

The Company plans to market its products through an animated web site designed by an illustrator who creates special effects for the movie industry. The Company may also sell to Drugstore.com and other Internet retailers. Magazine advertising will direct potential customers to retail Internet sites.

Revenue Recognition
-------------------

The Company will recognize revenue upon shipment to the web site purchaser.

Research and Development
------------------------

The Company expenses product research and development costs as they are incurred. The Company does not expect to have much research and development costs.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled $7,388 for the year 2003, and $0 for the years 2002 and 2001.

Inventory
---------

The Company contracts with a third party to manufacture products and is not billed nor obligated for any work-in-process costs. Inventory is all finished goods and is stated at lower of cost or market on a FIFO basis. On February 25, 2003 the Company purchased inventory through the purchase of the assets and liabilities of NRC Corporation. Detail for the inventory at 12/31/03 and 12/31/02 follows:

                                                12/31/03     12/31/02
                                                --------     --------
        Inventory at Cost                        $24,401       $3,442
                                                ========     ========
Equipment
---------

Equipment is depreciated using the straight-line method over the estimated useful lives, which is five years. The Company acquired Leasehold Improvements through the purchase of the assets and liabilities of NRC Corporation.

Fixed assets consist of the following:
                                                12/31/03     12/31/02
                                                --------     --------
        Leasehold Improvements                    $3,741
        Office equipment                           7,628       $5,000
                                                --------     --------
        Total fixed assets                        11,369        5,000

        Less: Accumulated depreciation            (4,196)      (2,500)
                                                --------     --------
        Total                                     $7,173       $2,500
                                                ========     ========

Trademark and Formulae
----------------------

        Formulae                                 $ 5,000      $ 5,000
        Trademark                                 18,750       18,750
        Accumulated Amortization or Impairment    (1,188)
                                                --------     --------
        Net Trademark and Formulae               $23,156      $23,750
                                                ========     ========

The Company purchased the rights to five formulae on July 23, 1996. These were purchased with stock.

                                                     Pre-split       Post-split
        Name                         Value            Shares           Shares
        -------------------          ------          ---------       ----------
        Zit Stick trademark          $1,000            10,000           66,742
        Zit Stick formula             1,000            10,000           66,742
        Facial Wash                   1,000            10,000           66,742
        Body Cleansing Bar            1,000            10,000           66,742
        Blemish-Free Lotion           1,000            10,000           66,740

        Total                         $5,000            50,000          333,708
                                     =======           =======         ========

On June 10, 2002 the Company purchased the trademark registration "Zit Stick" (#1,314,233), from its owner, Daniel Tennant, for 750,000 pre-split, 5,005,618 post-split shares of stock. Value was placed at $18,750. The previous owner is a company controlled by a major shareholder. No amortization or impairment has been taken against this value during the year 2002.

Trademark, Formulae and Client Files (NRC)
------------------------------------------

On February 25, 2003 the Company purchased the following trademark registration, formulae and client files from Neurochemical Research Corporation (NRC) by assuming an equal amount of NRC's liabilities. The previous owner is a company controlled by a major shareholder. No amortization or impairment has been taken against this value during the year 2002 and the period ending 6/30/03. Amortization has been taken beginning 7/1/03. On 12/31/03 $59,488 of the assumed NCR liabilities was forgiven therefore, the value of the corresponding assets was adjusted.

                                                             12/31/03
                                                             --------
         Trademark                                            $18,548
         Formulae                                              37,104
         Client Files                                           4,637
         Accumulated Amortization or Impairment                (4,743)
                                                              -------
         Net Trademark, Formulae and Client Files             $79,296
                                                              =======

         The Company purchased the rights to the following Trademarks and Trade Names.

         Name                                                     Value
         QuitSystem, Trademark                                   $4,637
         ChemoKare, Trade name                                    4,637
         VisionKare, Trade name                                   4,637
         Anaplex, Trade name                                      4,637
                                                                -------
         Total                                                  $18,548
                                                                =======

         The Company purchased the rights to the following Formulae and Client Files.

         Name                                                           Value
         ---------------------------------------------------------     ------
         QuitSystem, Smokers Recovery Formula                          $4,637
         QuitSystem, Stimulant and Alcohol Abuse Recovery Formula       4,637
         AnaplexD, Antidepressant drug alternative Formula              4,637
         AnaplexSD, Short Term Anxiety Formula                          4,637
         VisionKare, Advanced supplement for macular degeneration
           Formula                                                      4,637
         ChemoKare, Natural Cancer Fighting Compound, Formula           4,637
         Male Virility, Natural Alternative to Viagra, Formula          4,637
         Trim-A-Way, Weight Control & Body Shaper supplements,
           Formula                                                      4,637
         Client List                                                    4,637

         Total                                                         $41,741
                                                                       =======

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company's financial statements and the accompanying notes. Actual results could differ from those estimates.

Earnings per Share
------------------

The basic (loss) per share is calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares during the year.

The Company has no potentially dilutive securities outstanding at the end of the statement periods. Therefore, the basic and diluted (loss) per share are presented on the face of the statement of operations as the same number.

Stock Based Compensation
------------------------

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold. The compensatory stock is calculated and recorded at the securities' fair value at the time the stock is given. SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable. The common stock paid to non-employees was valued at the value of the services rendered.

Warranty and Right of Return
----------------------------

The Company currently does not have a warranty or right of return policy. The Company plans to secure product liability insurance as soon as it commences shipment of goods.

Note 2. NOTES PAYABLE:

Notes payable and capital lease obligations consist of the following:

                                                12/31/03     12/31/02
                                                --------     --------
Demand Note from shareholder
Interest at 8%                                   $35,000      $35,000

Demand note from shareholder
Interest at 8%                                    10,000

Demand note from shareholder
Interest at 8%                                    10,000

Accrued Interest                                  11,038        7,467
                                                --------     --------
Total  Notes Payable                             $66,038      $42,467
                                                ========     ========


Note 3. STOCKHOLDERS' EQUITY

The Company (Loughran/Go Corporation) was incorporated April 29, 1996 in the state of Nevada. The Company had 100,000,000 shares of common stock authorized. Two forward stock splits and one stock retirement have been retroactively and ratably applied to all share amounts listed below.

Par value is $0.001 per common share.

The Company founders were issued 3,070,112 post-split common shares to cover the $410 cost of incorporation. Afterward, 6,674,157 post-split common shares were issued for the purchase of assets valued at $23,750; 2,780,382 post-split common shares were issued for services valued at $232,200; 15,216,854 post-split common shares were issued to retire $75,712 of debt and accumulated interest; 3,337,079 post-split common shares were issued to re-capitalize and 1,534,082 shares were sold for $124,000.

Note 4. MERGER WITH LOUGHRAN/GO

On April 12, 2002 the Company merged with Loughran/Go Corporation a Nevada corporation. Loughran/Go Corporation was the surviving corporation. The merger was a re-capitalization accounted for as a reverse acquisition. This means that the historical numbers of 12 TO 20 PLUS, INCORPORATED are to be used for comparative purposes. The Company name was then changed to 12 TO 20 PLUS, INCORPORATED. The purpose of the merger was to make the Company more attractive to investors. The raising of additional capital would enable the Company to continue to promote its products.

The balance sheet of Loughran/Go prior to the merger was as follows.

         Assets                             $          0
         Payables                                 16,970
                                            ------------
         Negative Net Worth                 $    (16,970)
                                            ============

Note 5. INCOME TAXES:

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $84,676, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $384,891. The total valuation allowance is a comparable $84,676. Details for the last three years follow:

                                     12/31/03         12/31/02         12/31/01
                                     --------         --------         --------
         Deferred Tax Asset           $61,952           $4,602           $6,307
         Valuation Allowance          (61,952)          (4,602)          (6,307)
         Current Taxes Payable           0.00             0.00             0.00
                                     --------         --------         --------
         Income Tax Expense         $    0.00        $    0.00        $    0.00
                                    =========        =========        =========

Below is a chart showing the  estimated  corporate  federal net  operating  loss
(NOL) and the year in which it will expire.

         Year                           Amount             Expiration
         --------------              ---------             ----------
         1999 and prior              $  23,832                 2011
         2000                           29,873                 2020
         2001                           28,668                 2021
         2002                           20,916                 2022
         2003                          281,602                 2023
                                     ---------
         Total NOL                    $384,891
                                     =========

The Company has filed no income tax returns since inception. Management is planning to complete these during 2004.


Note 6. LEASES AND OTHER COMMITMENTS:

The office rent is month to month. The numbers shown below assume that the Company will remain in its current office space.

                       Year 1      Year 2      Year 3      Year 4      Year 5
Office Lease            7,213       7,213       7,213       7,213       7,213

Note 7. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 145-150 and their effect on the Company.

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

SFAS 147 Acquisitions of Certain Financial Institutions - an amendment of FASB Statement No. 72 and 144 and FASB Interpretation No. 9.

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

Interpretation No. 46 (FIN 46)

Effective January 31, 2003, The Financial Accounting Standards Board requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a continuing financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has not invested in any such entities, and does not expect to do so in the foreseeable future.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

Note 8. COMPLIANCE WITH SARBANES-OXLEY ACT OF 2002

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


Note 9. SUBSEQUENCE EVENT

On March 22, 2004, The Company acquired 100% of the issued and outstanding shares of the common stock of H. Bana Ltd. (HBL), a Delaware Corporation in exchange for 3,000,000 shares of the Company's restricted common stock. HBL becomes a wholly-owned subsidiary of the Company.




                                   SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            12 TO 20 PLUS, INC.



Date: April 14, 2004                        By /s/ Carol Slavin
                                            -----------------------------------
                                            Carol Slavin, President