Form 10QSB
period 2004-03-31
12 TO 20 PLUS INC
filed 2004-05-24
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending March 31, 2004

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

                                3450 Broad Street
                                   Suite # 103
                        San Luis Obispo, California 93401
                     ---------------------------------------
                     (Address of Principal Executive Office)

                                 (805) 543-7228
               --------------------------------------------------
               Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act:
Class A Common Stock $0.001 Par Value

Name of each exchange on which registered:
Over-the-Counter Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
   ----   ----

At the end of the quarter ending March 31, 2004, there were 35,062,666 issued and outstanding shares of the registrant's common stock.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION ...............................................

Item 1. Financial Statements .............................

          Report of Independent Registered Public Accounting Firm.............3

          Balance Sheets (Unaudited)..........................................4

          Statements of Operations (Unaudited)................................5

          Statement of Stockholders' Equity (Unaudited).......................6

          Statements of Cash Flows (Unaudited)................................7

         Notes to Financial Statements........................................8

Item 2.  Management's  Discussion and Analysis of Financial  Condition
          and Results of Operation...........................................15

Item 3. Controls and Procedures .............................................16


PART II.  OTHER INFORMATION

            Item 1.    Legal Proceedings ....................................17

            Item 2.    Changes in Securities ................................17

            Item 3.    Default Upon Senior Securities .......................17

            Item 4.    Submission of Matters to a Vote of Security Holders ..17

            Item 5.    Other Information ....................................17

            Item 6.    Exhibits and Reports .................................18

Signatures ..................................................................18

             Report of Independent Registered Public Accounting Firm
            ----------------------------------------------------------


To the Board of Directors and Audit Committee
12 TO 20 Plus, Inc.

We have reviewed the accompanying interim balance sheets of 12 TO 20 Plus, Inc., as of March 31, 2004, and December 31, 2003 and the associated statements of operations, stockholders' equity and cash flows and for the three-month periods ended March 31, 2004 and March 31, 2003. These interim financial statements are the responsibility of the Company's management.


We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.


Shelley International, CPA

Mesa, Arizona, U.S.A.

March 21, 2004

                          12 TO 20 PLUS, INCORPORATED

                                 BALANCE SHEETS
                                 --------------
                                  (Unaudited)

                                     ASSETS
                                     ------
                                                   March 31,    December 31,
                                                      2004          2003
                                                -------------- --------------
CURRENT ASSETS
   Cash                                          $      10,762  $       6,960
   Inventory                                            24,401         24,401
   Lease Deposits                                        2,869          2,869
   Prepaid Expenses                                     50,869         67,826
                                                -------------- --------------
   Total Current Assets                                 88,901        102,056
                                                -------------- --------------
PROPERTY AND EQUIPMENT (NET)                             7,687          7,172
                                                -------------- --------------
OTHER ASSETS
   Investment in Subsidiary                            240,000
   Trademarks, Formulae and Client Files (Net)          81,166         79,296
                                                -------------- --------------
   Total Other Assets                                  321,166         79,296
                                                -------------- --------------
TOTAL ASSETS                                     $     417,754  $     188,524
                                                ============== ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES
   Accounts Payable                              $      76,423  $      60,275
   Notes Payable                                        66,760         66,038
                                                -------------- --------------

TOTAL LIABILITIES                                      143,183        126,313
                                                -------------- --------------
STOCKHOLDERS' EQUITY
   Common Stock authorized is 100,000,000
   shares at $0.001 par value.  Issued and
   outstanding on March 31, 2004 is 38,062,666
   and December 31, 2003 is 32,612,666 shares.          38,063         32,613
   Additional Paid in Capital                          695,039        411,489
   Stock Subscribed                                     15,000          3,000
   Retained Earnings (Loss)                           (473,531)      (384,891)
                                                -------------- --------------
   Total Stockholders' Equity                          274,571         62,211
                                                -------------- --------------
TOTAL LIABILITIES AND

STOCKHOLDERS' EQUITY                             $     417,754  $     188,524
                                                ============== ==============


The accompanying notes are an integral part of these statements

                           12 TO 20 PLUS, INCORPORATED

                            Statements of Operations
                            ------------------------
                                  (Unaudited)

                                                 Three Months    Three Months
                                                    Ended            Ended
                                                   March 31,      March 31,
                                                      2004           2003
                                                -------------- --------------

INCOME
   Sales
                                                -------------- --------------
EXPENSES
   Administrative Expenses                       $      26,149  $      65,976
   Professional and Consulting                          61,029
   Depreciation                                            740            250
   Interest Expense                                        722            690
                                                -------------- --------------
   Total Expenses                                       88,640         66,916
                                                -------------- --------------
Net (Loss) before Income Taxes                         (88,640)       (66,916)
                                                -------------- --------------
   Provision for Income Taxes

NET (LOSS)                                       $     (88,640) $     (66,916)
                                                ============== ==============
Primary and Diluted
   Net (Loss) per Common Share                          a              a
                                                -------------- --------------
Weighted Average Number of Shares
   Common Shares Outstanding                        32,666,512     29,851,111
                                                -------------- --------------

a = less than $0.01

The accompanying notes are an integral part of these statements

                           12 TO 20 PLUS, INCORPORATED

                       Statement of Stockholders' Equity
                       ---------------------------------
                                  (Unaudited)

                                       Common Stock
                                  ---------------------   Paid in   Stock       Accumulated       Total
                                     Shares    Amount     Capital   Subscribed    (Loss)          Equity
                                  ----------- --------- ---------- ----------- ------------- ------------
Total as of December 31, 1999       3,070,112  $  3,070  $  (2,660)              $      (410)

Common Stock Issued for Assets      1,668,539     1,669      3,331                                $ 5,000
Common Stock Issued for Service       667,416       667        433                                  1,100
Common Stock Issued for Cash          667,416       667        333                                  1,000

 Net (Loss)                                                                          (53,295)
                                  ----------- --------- ---------- ----------- ------------- ------------
Total as of December 31, 2000       6,073,483     6,073      6,437                   (53,705)     (41,195)

 Net (Loss)                                                                          (28,668)     (28,668)
                                  ----------- --------- ---------- ----------- ------------- ------------
Total as of December 31, 2001       6,073,483     6,073      6,437                   (82,373)     (69,863)

Common Stock Issued for Service       266,966       267      1,733                                  2,000
Common Stock Issued for Assets      5,005,618     5,006     13,744                                 18,750
Common Stock Issued to retire Debt  6,674,157     6,674      6,151                                 12,825
Common Stock Issued to retire Debt  8,342,697     8,343     32,559                                 40,902
Recapitalization, April 12, 2002
   Common Stock Issued              3,337,079     3,337    (20,307)                                (16,970)

Stock Subscribed                                                    $    3,000                      3,000

Net (Loss)                                                                           (20,916)     (20,916)
                                  ----------- --------- ---------- ----------- ------------- ------------
Balance, December 31, 2002         29,700,000    29,700     40,317       3,000      (103,289)     (30,272)

Common Stock Issued for Cash          866,666       867    122,133                                123,000
Common Stock Issued for Service     1,846,000     1,846    227,254                                229,100
Common Stock Issued to retire Debt    200,000       200     21,785                                 21,985

Net (Loss)                                                                         (281,602)    (281,602)
                                  ----------- --------- ---------- ----------- ------------- ------------
Balance, December 31, 2003         32,612,666    32,613    411,489       3,000      (384,891)      62,211

Stock Subscribed                                                        12,000                     12,000
Common Stock Issued for Services    2,450,000     2,450     46,550                                 49,000
Common Stock Issued to acquire
   Subsidiary                       3,000,000     3,000    237,000                                240,000

 Net (Loss)                                                                          (88,640)     (88,640)
                                  ----------- --------- ---------- ----------- ------------- ------------
Balance, March 31, 2004            38,062,666  $ 38,063  $ 695,039  $  15,000   $   (473,531) $   274,571
                                  =========== ========= ========== =========== ============= ============

The accompanying notes are an integral part of these statements

                           12 TO 20 PLUS, INCORPORATED

                            Statements of Cash Flows
                            ------------------------
                                  (Unaudited)

                                                 Three Months   Three Months
                                                    Ended          Ended
                                                  March 31,      March 31,
                                                    2004             2003
                                                -------------- --------------
OPERATING ACTIVITIES

   Net (Loss)                                        $ (88,640)     $ (66,916)

   Significant Non-Cash Transactions
      Issued 2,450,000 common shares for
      services valued at $49,000.                       49,000
      Issued 3,000,000 common shares to
      acquire subsidiary valued at $240,000.           240,000

   Changes in Assets and Liabilities
      Inventory                                                       (20,959)
      Prepaid Expense                                   16,957         (2,869)
      Notes Receivable                                                (42,900)
      Depreciation Expense                                 740            250
      Accounts Payables                                 16,148        174,318
                                                -------------- --------------
Net Cash Provided/(Used) by Operating Activities       234,205         40,924
                                                -------------- --------------
INVESTING ACTIVITIES
   Purchase of Equipment                                (1,255)        (3,741)
   Investment in Subisiiary                           (240,000)
   Trademarks, Formulae, Client Files                (1,870)         (104,777)
                                                -------------- --------------
Net Cash (Used) by Investing Activities               (243,125)      (108,518)
                                                -------------- --------------
FINANCING ACTIVITIES
   Principle Received on Notes                             722         14,514
   Common Stock Subscribed                              12,000
   Proceeds from the sale of Common Stock                                 400
   Paid in Capital                                                     52,600
                                                -------------- --------------
Cash Provided by Financing Activities                   12,722         67,514
                                                -------------- --------------
Net Increase in Cash                                     3,802            (80)

Cash, Beginning of Period                                6,960          1,087
                                                -------------- --------------
Cash, End of Period                                   $ 10,762       $  1,007
                                                ============== ==============
Significant Non-Cash Transactions:
 For quarter ended March 31, 2004 Common Stock issued included 2,450,000 shares for services valued at $49,000 and 3,000,000 shares to acquire a subsidiary valued at $240,000.

Supplemental Information:
       Interest Paid                                  $    722       $    690

The accompanying notes are an integral part of these statements.

Notes to Financial Statements
-----------------------------

                           12 To 20 Plus, Incorporated

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                       March 31, 2004 and December 31,2003

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has a substantial deficit in retained earnings from losses for the previous years. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty

Product Development
--------------------

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

Marketing Strategy
-------------------
The Company plans to market its products through an animated web site designed by an illustrator who creates special effects for the movie industry. The Company may also sell to Drugstore.com and other Internet retailers. Magazine advertising will direct potential customers to retail Internet sites.

Revenue Recognition
-------------------
The Company will recognize revenue upon shipment to the web site purchaser.


Research and Development
------------------------
The Company expenses product research and development costs as they are incurred. The Company does not expect to have much research and development costs.

Advertising
-----------
Advertising costs are expensed as incurred. No advertising expense was incurred for the three months ended March 31, 2004 and 2003.

Inventory
---------
The Company contracts with a third party to manufacture products and is not billed nor obligated for any work-in-process costs. Inventory is all finished goods and is stated at lower of cost or market on a FIFO basis. On February 25, 2003 the Company purchased inventory through the purchase of the assets and liabilities of NRC Corporation. Detail for the inventory at 3/31/04 and 3/31/03 follows:


                                         3/31/04    3/31/03

                  Inventory at Cost      $24,401    $24,401
                                      ==========  =========

Equipment
---------
Equipment is depreciated using the straight-line method over the estimated useful lives, which is five years. The Company acquired Leasehold Improvements through the purchase of the assets and liabilities of NRC Corporation.


Fixed assets consist of the following:
                                                    3/31/04   12/31/03
                                                 ---------- ----------
                  Leasehold Improvements             $3,741     $3,741
                  Office equipment                    8,883      7,628
                                                 ---------- ----------

                  Total fixed assets                 12,624     11,369

                  Less: Accumulated depreciation     (4,937)    (4,197)
                                                 ---------- ----------
                  Total                              $7,687     $7,172
                                                 ========== ==========
Trademark and Formulae

       Formulae                                     $ 5,000    $ 5,000
       Trademark                                     18,750     18,750
       Accumulated Amortization or Impairment        (3,682)    (1,188)
                                                 ---------- ----------
       Net Trademark and Formulae                              $23,156
                                                            ==========

The Company purchased the rights to five formulae on July 23, 1996. These were purchased with stock.

                                         Pre-split    Post-split
         Name                   Value     Shares        Shares
         ----                  --------  ---------    ----------
         Zit Stick trademark     $1,000     10,000        66,742
         Zit Stick formula        1,000     10,000        66,742
         Facial Wash              1,000     10,000        66,742
         Body Cleansing Bar       1,000     10,000        66,742
         Blemish-Free Lotion      1,000     10,000        66,740
                               --------  ---------    ----------
         Total                   $5,000     50,000       333,708
                               ========  =========    ==========

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

                                     3/31/04
         Trademark                                              $18,548
         Formulae                                                37,104
         Client Files                                             4,637
         Accumulated Amortization or Impairment                  (2,873)
                                                                 -------

         Net Trademark, Formulae and Client Files               $81,166
                                                                =======

The Company purchased the rights to the following Trademarks and Trade Names.

         Name                                                     Value
         ----                                                     -----
         QuitSystem, Trademark                                   $4,637
         ChemoKare, Trade name                                    4,637
         VisionKare, Trade name                                   4,637
         Anaplex, Trade name                                      4,637
                                                                  -----

         Total                                                  $18,548
                                                                =======

The Company purchased the rights to the following Formulae and Client Files.

   Name                                                                Value
   ----                                                                -----
   QuitSystem, Smokers Recovery Formula                               $4,637
   QuitSystem, Stimulant and Alcohol Abuse Recovery Formula            4,637
   AnaplexD, Antidepressant drug alternative Formula                   4,637
   AnaplexSD, Short Term Anxiety Formula                               4,637
   VisionKare, Advanced supplement for macular degeneration Formula    4,637
   ChemoKare, Natural Cancer Fighting Compound, Formula                4,637
   Male Virility, Natural Alternative to Viagra, Formula               4,637
   Trim-A-Way, Weight Control & Body Shaper supplements, Formula       4,637
   Client List                                                         4,637

         Total                                                       $41,741
                                                                    =========

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

Warranty and Right of Return
-----------------------------
The Company currently does not have a warranty or right of return policy. The Company plans to secure product liability insurance as soon as it commences shipment of goods.


Note 2.           NOTES PAYABLE:

Notes payable and capital lease obligations consist of the following:

                                      12/31/03     12/31/02
                                    ------------ ------------
Demand Note from shareholder
Interest at 8%                           $35,000      $35,000

Demand note from shareholder
Interest at 8%                            10,000       10,000

Demand note from shareholder
Interest at 8%                            10,000       10,000

Accrued Interest                          11,760       11,038
                                    ------------ ------------
Total  Notes Payable                     $66,760      $66,038
                                    ============ ============

Note 3.           STOCKHOLDERS' EQUITY

The Company (Loughran/Go Corporation) was incorporated April 29, 1996 in the state of Nevada. The Company had 100,000,000 shares of common stock authorized. Two forward stock splits and one stock retirement have been retroactively and ratably applied to all share amounts listed below.

Par value is $0.001 per common share.

The Company founders were issued 3,070,112 post-split common shares to cover the $410 cost of incorporation. Afterward, 6,674,157 post-split common shares were issued for the purchase of assets valued at $23,750; 5,230,382 post-split common shares were issued for services valued at $281,200; 15,216,854 post-split common shares were issued to retire $75,712 of debt and accumulated interest; 3,337,079 post-split common shares were issued to re-capitalize; 1,534,082 shares were sold for $124,000 and 3,000,000 common shares were issued to acquire subsidiary valued at $240,000.


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

The balance sheet of Loughran/Go prior to the merger was as follows.

         Assets                        $       0
         Payables                         16,970
                                       ---------
         Negative Net Worth             $(16,970)
                                       =========


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

                                 12/31/03  12/31/02  12/31/01
                                 --------  --------  --------
         Deferred Tax Asset       $61,952    $4,602    $6,307
         Valuation Allowance      (61,952)   (4,602)   (6,307)
         Current Taxes Payable       0.00      0.00      0.00
                                 --------  --------  --------
         Income Tax Expense       $  0.00    $ 0.00    $ 0.00
                                 ========  ========  ========


Below is a chart showing the estimated corporate federal net operating loss
(NOL) and the year in which it will expire.

         Year                           Amount    Expiration
         ----                         ---------   ----------
         1999 and prior               $  23,832         2011
         2000                            29,873         2020
         2001                            28,668         2021
         2002                            20,916         2022
         2003                           281,602         2023
                                      ---------
         Total NOL                    $ 384,891

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Except for certain historical information contained herein, this Quarterly Report contains forward-looking statements that involve risks, assumptions and uncertainties which are difficult to predict. All statements, other than statements of historical fact, are statements that could be deemed forward-looking statements, including any projections of earnings, revenues, or other financial items, any statement of plans, strategies, or objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding any future economic conditions or performance; any statements of belief and any statement of assumptions underlying any of the foregoing. Words such as"believe," "may," "could," "expects," "hopes," "anticipates", and "likely," and variations of these words or similar expressions, are intended to identify such forward-looking statements. Our actual results could differ materially from those discussed herein. We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this Quarterly Report.

                                Plan of Operation

During 2004, the Company will position itself as an innovator in the exploding dietary supplement market and in the acne treatment business where products are always in demand. According to Frost & Sullivan, sales of acne remedies in the drug, mass and supermarkets channels reached $343 million in the 52-week period ending May 19, 2002. The 2002 census reports 36,324,000 people in the United States are between the ages of 12 and 20. This number is expected to rise approximately 3.6% annually until sales level off in the year 2006, according to industry sources.

An estimated 158 million consumers use dietary supplements because these products help them attain their self-care goals and an estimated 19.6 million use them with a prescription product. Statistics show that an increasing percentage of consumers take supplements as an adjunct to their overall health care regimen. This trend, management believes, will be a natural stimulus for the Company's products.

Management has refined, improved and expanded upon the original 12 to 20 concept for acne treatment utilizing high tech with natural overtones technology. The product line is driven to fill the market void for effective over the counter products that control, treat and prevent acne skin conditions without irritation. The ingredients in 12/20 products are gentle enough to treat adult skin.

Nutraceutical Research Group (NRG), a division of 12 to 20 Plus, is already operating in retail markets, with a natural alternative to antidepressant drugs, Anaplex(tm). NRG created a new class of antidepressants based on a nutritive-designed therapy and a new category at retail:OTC depression. The Anaplex natural antidepressant grew out of the company's success with its QuitSystem(R) neuronutrient therapies, targeting neurotransmitter depletion. Clinics like Haight Ashbury and Porter Memorial Hospital utilize these products in their treatment protocol for detox and recovery. NRG has begun to build the Anaplex brand with distribution in Longs Drug Stores, a recognized leader in the chain drug industry as well as one of the top ten chains in the Western United States with over 400 stores. Other NRG products target markets where no effective natural alternative is available.

While the Company has significant corporate objectives relating to its capitalization, this strategy in no way lessens its determination to successfully market its innovative products. The Company has developed a comprehensive marketing strategy that takes into consideration current and upcoming trends in market penetration. The Company's strategy is to actively pursue three principal avenues of distribution:

     o    Direct sales through web site.

     o    Network sales through health care providers, I.E. chiropractors. 91.4%
          of  chiropractic   practices  provide  retail  products  to  patients.
          Chiropractic Economics Magazine Study

     o Utilization of a professional sales rep network to sell food, drug and mass merchandising chains.

Management believes that these sales approaches will require a minimum of advertising support since there are certain promotional aspects inherent in utilizing a web site with related product information disclosures. Generally, management believes, and statistics support, that consumers will make the healthier decision if they are aware of the alternatives.

The Company intends to capture a one percent (1%) share of the national market over the next 24 months and is targeted to accomplish a four percent (4%) market share within 36 months.

              Results of Operation for Period Ended March 31, 2004

The Company generated no revenue during the period covered by this Report. Net losses for the Quarter ending March 31, 2004, of $88,640 primarily attributable to research, development and marketing costs. The Company had total assets of $417,754 and total current liabilities of $143,183. The Company had $6,960 in cash. The Company expects to continue to incur losses at least through fiscal year 2004, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

                        Liquidity and Capital Resources

At March 31, 2004, the Company's total assets of $417,754 were not exceeded by current liabilities of $143,183. We had cash on hand of $6,960. We believe that additional working capital in the amount of $350,000 will need to be raised in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities

On January 27, 2004, 2004, the Company issued Venture Capital Resources 250,000 shares of its common stock for financial consulting services rendered to the Company.

On January 2, 2004, the Company issued 350,000 shares of its common stock to Daniel Tenant for services rendered to the Company.

On February 2, 2004, and March 29, 2004, the Company issued 750,000 and 700,000shares of its common stock, respectively to Daniel Tenant for consulting services rendered to the Company.

On February 13, 2004, the Company issued 500,000 shares of its common stock to Steven D. Campbell for accounting services rendered to the Company.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports.

     (a)  Exhibits

          Exhibit 31.1 CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

          Exhibit 31.2 CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

          Exhibit 32.1 CERTIFICATION  PURSUANT TO 18 U.S.C. SECTION 1350, AS
                       ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

          Exhibit 32.2 CERTIFICATION  PURSUANT TO 18 U.S.C. SECTION 1350, AS
                       ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b)  Reports Filed on Form 8-k


See Report filed on Form 8-K on March 26, 2004.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2004                          12 TO 20 PLUS, INCORPORATED


                                            By: /s/ Carol Slavin
                                            ------------------------------
                                                    Carol Slavin
                                                    Chief Executive Officer

                                            By: /s/ Steven D. Campbell
                                            -------------------------------
                                                    Steven D. Campbell
                                                    Chief Financial Officer

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

Dated:  May 20, 2004           /s/ Carol Slavin
                               -------------------------------------------------
                                   Carol Slavin
                               Chief Executive Officer and Chairman of the Board

                                  EXHIBIT 31.2

                CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Steven D. Campbell, Chief Financial Officer of the Registrant, 12 to 20 Plus, Inc., certify that:

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

Dated:  May 20, 2004                   /s/ Steven D. Campbell
                                       ----------------------------------------
                                           Steven D. Campbell
                                           Chief Financial Officer

                                  EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of 12 to 20 Plus, Incorporated (the "Company") on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carol Slavin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Carol Slavin
------------------------
Carol Slavin
Chief Executive Officer

                                  EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of 12 to 20 Plus, Incorporated (the "Company") on Form 10-QSB for the period ending March 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven D. Campbell, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Steven D. Campbell
------------------------
Steven D. Campbell
Chief Financial Officer