Form 10QSB
period 2004-06-30
12 TO 20 PLUS INC
filed 2004-08-23
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending June 30, 2004

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

                                 (805) 543-9185
               --------------------------------------------------
               Registrant's telephone number, including area code

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

At the end of the quarter ending June 30, 2004, there were 55,231,460 issued and outstanding shares of the registrant's common stock.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements .................................................3

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

          Statements of Cash Flows (Unaudited)................................7

         Notes to Financial Statements........................................8

Item 2.  Management's  Discussion and Analysis of Financial  Condition
          and Results of Operation...........................................15

Item 3. Controls and Procedures .............................................16


PART II.  OTHER INFORMATION

            Item 1.    Legal Proceedings ....................................16

            Item 2.    Changes in Securities ................................16

            Item 3.    Default Upon Senior Securities .......................17

            Item 4.    Submission of Matters to a Vote of Security Holders ..17

            Item 5.    Other Information ....................................17

            Item 6.    Exhibits and Reports .................................17

Signatures ..................................................................17

To the Board of Directors and Audit Committee 12 TO 20 Plus, Inc.

We have reviewed the accompanying interim balance sheets of 12 TO 20 Plus, Inc., as of June 30, 2004, and December 31, 2003 and the associated statements of operations, stockholders' equity and cash flows and for the three-month periods ended March 31, 2004 and March 31, 2003. These interim financial statements are the responsibility of the Company's management.

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


Shelley International, CPA

Mesa, Arizona, U.S.A.

August 19, 2004

                          12 TO 20 PLUS, INCORPORATED

                                 BALANCE SHEETS
                                 --------------
                                  (Unaudited)


                                     ASSETS
                                     ------
                                                    June 30,    December 31,
                                                      2004            2003
                                                -------------- --------------
CURRENT ASSETS
Cash                                              $        365   $      6,960
Inventory                                                    -         24,401
Lease Deposits                                           7,748          2,869
Prepaid Expenses                                        35,416         67,826
                                                -------------- --------------

Total Current Assets                                    43,529        102,056
                                                -------------- --------------

PROPERTY AND EQUIPMENT (NET)                             7,899          7,172
                                                -------------- --------------

OTHER ASSETS
Investment in Subsidiary                               240,000
Trademarks, Formulae and Client Files (Net)             72,775         79,296
                                                -------------- --------------

Total Other Assets                                     312,775         79,296
                                                -------------- --------------

TOTAL ASSETS                                     $     364,203  $     188,524
                                                ============== ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES
Accounts Payable                                 $      69,739  $      60,275
Notes Payable                                          144,922         66,038
                                                -------------- --------------

TOTAL LIABILITIES                                      214,661        126,313
                                                -------------- --------------

STOCKHOLDERS' EQUITY
Common Stock authorized is 100,000,000
shares at $0.001 par value.  Issued and
outstanding on June 30, 2004 is 55,231,460
and December 31, 2003 is 32,612,666 shares.             55,232         32,613
Additional Paid in Capital                             722,501        411,489
Stock Subscribed                                         3,000          3,000
Retained Earnings (Loss)                              (631,191)      (384,891)
                                                -------------- --------------

Total Stockholders' Equity                             149,542         62,211
                                                -------------- --------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                             $     364,203  $     188,524
                                                ============== ==============


The accompanying notes are an integral part of these statements

                           12 TO 20 PLUS, INCORPORATED

                            Statements of Operations
                            ------------------------
                                  (Unaudited)

                                        Three Months   Three Months   Six Months   Six Months
                                           Ended           Ended         Ended        Ended
                                          June 30,        June 30,      June 30,     June 30,
                                           2004             2003          2004         2003
                                       -------------- -------------- ------------- -----------
INCOME
  Sales                                 $         391  $         159  $        391  $      159
                                       -------------- -------------- ------------- -----------


EXPENSES
  Administrative Expenses                     108,375         89,380       134,524     155,356
  Professional and Consulting                  47,014                      108,043
  Depreciation                                  1,689            250         2,429         500
  Interest Expense                                973          1,075         1,695       1,765
                                       -------------- -------------- ------------- -----------

  Total Expenses                              158,051         90,705       246,691     157,621
                                       -------------- -------------- ------------- -----------

Net (Loss) before Income Taxes               (157,660)       (90,705)     (246,300)   (157,621)
                                       -------------- -------------- ------------- -----------

  Provision for Income Taxes

NET (LOSS)                              $    (157,660) $     (90,705) $   (246,300) $ (157,621)
                                       ============== ============== ============= ===========

Primary and Diluted
  Net (Loss) per Common Share                  a               a             a           a
                                       -------------- -------------- ------------- -----------

Weighted Average Number of Shares
  Common Shares Outstanding                39,369,398     29,851,111    39,369,398  29,851,111
                                       -------------- -------------- ------------- -----------

a = less than $0.01


The accompanying notes are an integral part of these statements

                           12 TO 20 PLUS, INCORPORATED

                       Statement of Stockholders' Equity
                       ---------------------------------
                                  (Unaudited)

                                       Common Stock
                                  ---------------------   Paid in   Stock       Accumulated       Total
                                     Shares    Amount     Capital   Subscribed    (Loss)          Equity
                                  ----------- --------- ---------- ----------- ------------- ------------
Total as of December 31, 1999       3,070,112  $  3,070  $  (2,660)              $      (410)

Common Stock Issued for Assets      1,668,539     1,669      3,331                                $ 5,000
Common Stock Issued for Service       667,416       667        433                                  1,100
Common Stock Issued for Cash          667,416       667        333                                  1,000

 Net (Loss)                                                                          (53,295)
                                  ----------- --------- ---------- ----------- ------------- ------------
Total as of December 31, 2000       6,073,483     6,073      6,437                   (53,705)     (41,195)

 Net (Loss)                                                                          (28,668)     (28,668)
                                  ----------- --------- ---------- ----------- ------------- ------------
Total as of December 31, 2001       6,073,483     6,073      6,437                   (82,373)     (69,863)

Common Stock Issued for Service       266,966       267      1,733                                  2,000
Common Stock Issued for Assets      5,005,618     5,006     13,744                                 18,750
Common Stock Issued to retire Debt  6,674,157     6,674      6,151                                 12,825
Common Stock Issued to retire Debt  8,342,697     8,343     32,559                                 40,902
Recapitalization, April 12, 2002
   Common Stock Issued              3,337,079     3,337    (20,307)                                (16,970)

Stock Subscribed                                                    $    3,000                      3,000

Net (Loss)                                                                           (20,916)     (20,916)
                                  ----------- --------- ---------- ----------- ------------- ------------
Balance, December 31, 2002         29,700,000    29,700     40,317       3,000      (103,289)     (30,272)

Common Stock Issued for Cash          866,666       867    122,133                                123,000
Common Stock Issued for Service     1,846,000     1,846    227,254                                229,100
Common Stock Issued to retire Debt    200,000       200     21,785                                 21,985

Net (Loss)                                                                         (281,602)    (281,602)
                                  ----------- --------- ---------- ----------- ------------- ------------

Balance, December 31, 2003         32,612,666    32,613    406,489       3,000      (384,891)       57,211

Common Stock Issued for Services    5,530,000     5,530     59,247                                 64,777
Common Stock Issued to acquire                                                                          -
     Subsidiary                     3,000,000     3,000    237,000                                240,000
Common Stock Issued to retire Debt 14,088,794    14,089     19,765                                 33,854
                                                                                                        -
 Net (Loss)                                                                         (246,300)    (246,300)
                                  ----------- --------- ---------- ----------- ------------- ------------
 Balance, June 30, 2004            55,231,460   $55,232   $ 22,501   $   3,000     $(631,191)    $149,542
                                  =========== ========= ========== =========== ============= ============

The accompanying notes are an integral part of these statements

                           12 TO 20 PLUS, INCORPORATED

                            Statements of Cash Flows
                            ------------------------
                                  (Unaudited)

                                                   Six Months     Six Months
                                                      Ended          Ended
                                                    June 30,        June 30,
                                                      2004            2003
                                                --------------  -------------
OPERATING ACTIVITIES

  Net (Loss)                                         $(246,300)     $(157,621)

  Significant Non-Cash Transactions
      Issued 5,530,000 common shares for
      services valued at $64,777                        64,777
      Issued 3,000,000 common shares to
      acquire subsidiary valued at $240,000.          240,000
      Issued 14,088,794 common shares to
      retire debt of $33,854                            33,854

  Changes in Assets and Liabilities
      Inventory                                         24,401        (20,959)
      Prepaid Expense                                   27,531         (4,373)
      Notes Receivable                                                 (5,000)
      Amortization Expense                               7,773
      Depreciation Expense                               2,489            500
      Accounts Payables                                  9,464         99,729
                                                --------------  -------------

Net Cash Provided/(Used) by Operating Activities       163,989        (87,724)
                                                --------------  -------------
INVESTING ACTIVITIES

  Purchase of Equipment                                 (3,216)        (3,741)
  Accounts Payable (NCR)                                              132,346
  Investment in Subsidiary                            (240,000)

  Trademarks, Formulae, Client Files                    (1,252)      (119,777)
                                                --------------  -------------

Net Cash (Used) by Investing Activities               (244,468)         8,828
                                                --------------  -------------
FINANCING ACTIVITIES
  Principle Received on Notes                           78,884         25,213
  Proceeds from the sale of Common Stock                                  400
  Paid in Capital                                                      52,600
                                                --------------  -------------

Cash Provided by Financing Activities                   78,884         78,213
                                                --------------  -------------
Net Increase in Cash                                    (1,595)          (683)

Cash, Beginning of Period                                6,960          1,087
                                                --------------  -------------

Cash, End of Period                               $      5,365   $        404
                                                ==============  =============

Significant Non-Cash Transactions:
          For quarter ended June 30, 2004 Common Stock issued included 5,530,000 shares for services valued at $64,777; 3,000,000 shares to acquire a subsidiary valued at $240,000 and 14,088,794 shares to retire debt of $35,854

Supplemental Information:
  Interest Paid                                   $      1,695   $        690

The accompanying notes are an integral part of these statements

Notes to Financial Statements
-----------------------------

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

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

Advertising
-----------

Advertising costs are expensed as incurred. No advertising expense was incurred for the three months ended June 30, 2004 and 2003.

Inventory
---------

The Company contracts with a third party to manufacture products and is not billed nor obligated for any work-in-process costs. Inventory is all finished goods and is stated at lower of cost or market on a FIFO basis. On February 25, 2003 the Company purchased inventory through the purchase of the assets and liabilities of NRC Corporation. On June 30, 2004 the company expensed $24,401 inventory cost as obsolete. Detail for the inventory at 6/30/04 and 3/31/03 follows:

                                           6/30/04      3/31/03
                                           -------      -------
                  Inventory at Cost        $     0      $24,401
                                           =======      =======
Equipment
---------

Equipment is depreciated using the straight-line method over the estimated useful lives, which is five years. The Company acquired Leasehold Improvements through the purchase of the assets and liabilities of NRC Corporation. The company abandoned Leasehold Improvements through relocation.

Fixed assets consist of the following:
                                                        6/30/04       12/31/03
                                                        -------       --------
                  Leasehold Improvements                                $3,741
                  Office equipment                      $11,941          7,628
                                                        -------       --------

                  Total fixed assets                     11,941         11,369

                  Less: Accumulated depreciation         (4,042)        (4,197)
                                                        -------       --------
                  Total                                  $7,899         $7,172
                                                        =======       ========

Trademark and Formulae
----------------------

         Formulae                                       $ 5,000        $ 5,000
         Trademark                                       18,750         18,750
         Accumulated Amortization or Impairment          (2,969)        (1,188)
         Net Trademark and Formulae                     $20,781        $23,156
                                                        =======        =======

The Company purchased the rights to five formulae on July 23, 1996. These were purchased with stock.

                                         Pre-split    Post-split
         Name                         Value   Shares     Shares
                                     ------   ------    -------
         Zit Stick trademark         $1,000   10,000     66,742
         Zit Stick formula            1,000   10,000     66,742
         Facial Wash                  1,000   10,000     66,742
         Body Cleansing Bar           1,000   10,000     66,742
         Blemish-Free Lotion          1,000   10,000     66,740
                                     ------   ------    -------
         Total                       $5,000   50,000    333,708
                                     ======   ======    =======

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

                                                                6/30/04
                                                                -------
         Trademark                                              $18,548
         Formulae                                                37,104
         Client Files                                             4,637
         Accumulated Amortization or Impairment                  (8,889)
                                                                -------

         Net Trademark, Formulae and Client Files               $51,400
                                                                =======

          The Company purchased the rights to the following Trademarks and Trade Names.

         Name                                                     Value
                                                                -------
         QuitSystem, Trademark                                   $4,637
         ChemoKare, Trade name                                    4,637
         VisionKare, Trade name                                   4,637
         Anaplex, Trade name                                      4,637
                                                                -------
         Total                                                  $18,548
                                                                =======

         The Company purchased the rights to the following Formulae and Client Files.

         Name                                                                             Value
         ---------------------------------------------------------------------------     -------
         QuitSystem, Smokers Recovery Formula                                             $4,637
         QuitSystem, Stimulant and Alcohol Abuse Recovery Formula                          4,637
         AnaplexD, Antidepressant drug alternative Formula                                 4,637
         AnaplexSD, Short Term Anxiety Formula                                             4,637
         VisionKare, Advanced supplement for macular degeneration Formula                  4,637
         ChemoKare, Natural Cancer Fighting Compound, Formula                              4,637
         Male Virility, Natural Alternative to Viagra, Formula                             4,637
         Trim-A-Way, Weight Control & Body Shaper supplements, Formula4,637  Client List   4,637

         Total                                                                           $41,741
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


Note 2. NOTES PAYABLE:

Notes payable and capital lease obligations consist of the following:

                                                      6/30/04         12/31/03
                                                    ---------       ----------
Demand Note from shareholder
Interest at 8%                                     $   35,000          $35,000
Demand note from shareholder
Interest at 8%                                         10,000           10,000
Demand note from shareholder
Interest at 8%                                         10,000           10,000
Demand note from shareholder
No Interest                                             8,000
Demand note from shareholder
No Interest                                            71,987
Accrued Interest                                        9,935           11,038
                                                    ---------       ----------
Total  Notes Payable                                 $144,922          $66,038
                                                    =========       ==========

Note 3. STOCKHOLDERS' EQUITY

The Company (Loughran/Go Corporation) was incorporated April 29, 1996 in the state of Nevada. The Company had 100,000,000 shares of common stock authorized. Two forward stock splits and one stock retirement have been retroactively and ratably applied to all share amounts listed below.

Par value is $0.001 per common share.

The Company founders were issued 3,070,112 post-split common shares to cover the $410 cost of incorporation. Afterward, 6,674,157 post-split common shares were issued for the purchase of assets valued at $23,750; 8,310,382 post-split common shares were issued for services valued at $296,977; 29,305,648 post-split common shares were issued to retire $109,566 of debt and accumulated interest; 3,337,079 post-split common shares were issued to re-capitalize; 1,534,082 shares were sold for $124,000 and 3,000,000 common shares were issued to acquire subsidiary valued at $240,000.

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

The balance sheet of Loughran/Go prior to the merger was as follows.

         Assets                                $       0
         Payables                                 16,970
                                               ---------
         Negative Net Worth                    $ (16,970)
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

                                 12/31/03            12/31/02        12/31/01
                                ---------           ---------       ---------
         Deferred Tax Asset       $61,952              $4,602          $6,307
         Valuation Allowance      (61,952)             (4,602)         (6,307)
         Current Taxes Payable       0.00                0.00            0.00
                                ---------           ---------       ---------
         Income Tax Expense     $    0.00           $    0.00       $    0.00
                                =========           =========       =========

Below is a chart showing the  estimated  corporate  federal net  operating  loss
(NOL) and the year in which it will expire.

         Year                        Amount                Expiration
                                 ----------                ----------
         1999 and prior           $  23,832                   2011
         2000                        29,873                   2020
         2001                        28,668                   2021
         2002                        20,916                   2022
         2003                       281,602                   2023
                                 ----------
         Total NOL                 $384,891
                                 ==========

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities

On April 5, 2004, the Company issued Michael F. Smith, E-SOL International Corp. 50,000 shares of its common stock for business and technology consulting services rendered to the Company.

On April 5, 2004, the Company issued 55,000 shares of its common stock to Theodore J. Smith, Jr. for services rendered to the Company.

On April 22, 2004, the Company issued 210,000 shares of its common stock (restricted) to Natasha Crane for services rendered to the Company.

On April 22, 2004, the Company issued 570,000 shares of its common stock (resticted) to C. Jay Smith for the acquisition of H. Bana Limited by the Company.

On April 22, 2004, the Company issued 570,000 shares of its common stock (resticted) to Michael F. Smith for the acquisition of H. Bana Limited by the Company.

On April 22, 2004 the Company issued 390,000 shares of its common stock (restricted) to Carol Slavin for acquisition of H. Bana Ltd. by the Company.

On April 22, 2004, the Company issued 3,500,000 and 960,000 shares of its common stock (restricted) to Daniel Tennant for acquisition costs of H. Bana Ltd and for services rendered to the Company.

On May 25, 2004, the Company issued 235,294 shares of its common stock to Steven
D. Campbell for accounting services rendered to the Company.

On May 25, 2004, the Company issued 250,000 shares of its common stock to John Kirk for services rendered to the Company.

On May 25, 2004, the Company issued 200,000 shares of its common stock to Venture Capital Resource Ltd. for financial consulting services provided to the Company.

On May 25, 2004, the Company issued 250,000 shares of its Common stock to PYC Corp. for services rendered to the Company.

On May 25, 2004, the Company issued 48,500 shares of its common stock to Pascha Management, Inc. for consulting services rendered to the Company.

On May 28, 2004, the Company issued 2,500,000 shares of its common stock to Charles Jay Smith for public relations and financial consulting services rendered to the Company.

On May 28, 2004, the Company issued 1,000,000 shares of its common stock (restricted) to Natasha Crane for services rendered to the Company.

On May 28, 2004, the Company issued 2,000,000 shares of its common stock (restricted) to Carol Slavin for Management services rendered to the Company.

On May 28,  2004,  the  Company  issued  7,000,000  shares of its  common  stock
(restricted)   to  Daniel  Tennant  for  research,   development  and  marketing
consulting services rendered to the Company.

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

Dated: August 20, 2004                          12 TO 20 PLUS, INCORPORATED


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

Dated:  August 20, 2004           /s/ Carol Slavin
                               -------------------------------------------------
                                   Carol Slavin
                               Chief Executive Officer and Chairman of the Board

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

Dated:  August 20, 2004                /s/ Steven D. Campbell
                                       ----------------------------------------
                                           Steven D. Campbell
                                           Chief Financial Officer

                                  EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of 12 to 20 Plus, Incorporated (the "Company") on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Carol Slavin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Carol Slavin
------------------------
Carol Slavin
Chief Executive Officer
August 20. 2004

                                  EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of 12 to 20 Plus, Incorporated (the "Company") on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Steven
D. Campbell, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ Steven D. Campbell
------------------------
Steven D. Campbell
Chief Financial Officer
August 20, 2004