Form 10QSB
period 2004-09-30
12 TO 20 PLUS INC
filed 2004-11-24
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB

     [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ending September 30, 2004

                                 12 TO 20 PLUS,
                    ----------------------------------------
                     INCORPORATED (Exact name of registrant
                          as it appears in its charter)

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

                                 (805) 543-7228
                        -------------------------------
                         Registrant's telephone number,
                               including area code

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (g) of the Act:
Class A Common Stock $0.001 Par Value

Name of each exchange on which registered:
Over-the-Counter Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

At the end of the quarter ending September 30, 2004, there were 57,721,460 issued and outstanding shares of the registrant's common stock.

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION............................................. 3

   Item 1. Financial Statements.............................................3

       Report of Independent Registered Public Accounting Firm..............3

       Balance Sheets.......................................................4

       Statements of Operations.............................................5

       Statement of Stockholders' Equity....................................6

       Statement of Cash Flows..............................................7

       Notes to unaudited financial statements..............................8

   Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of  Operation.................15

   Item 3. Controls and Procedures.........................................17


PART II.  OTHER INFORMATION

   Item 1. Legal Proceedings...............................................17

   Item 2. Changes in Securities...........................................17

   Item 3. Default Upon Senior Securities..................................17

   Item 4. Submission of Matters to a Vote of Security Holders.............17

   Item 5. Other Information...............................................17

   Item 6. Exhibits and Reports............................................17

Signatures.................................................................18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Audit Committee
12 TO 20 Plus, Inc.

We have reviewed the accompanying interim balance sheets of 12 TO 20 Plus, Inc., as of September 30, 2004, and December 31, 2003 and the associated statements of operations, stockholders' equity and cash flows and for the three and nine month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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


Shelley International, CPA

Mesa, Arizona, U.S.A.

August 19, 2004

                          12 TO 20 PLUS, INCORPORATED

                                 BALANCE SHEETS
                                 --------------
                                  (Unaudited)

                                     ASSETS
                                     ------
                                                  September 30,   December 31,
                                                       2004           2003
                                                 -------------- --------------
CURRENT ASSETS
   Cash                                           $         463  $       6,960
   Inventory                                                  -         24,401
   Lease Deposits                                                        2,869
   Prepaid Expenses                                                     67,826
                                                 -------------- --------------

   Total Current Assets                                     463        102,056
                                                 -------------- --------------

PROPERTY AND EQUIPMENT (NET)                              3,732          7,172
                                                 -------------- --------------

OTHER ASSETS
   Investment in Subsidiary                             240,000
   Trademarks, Formulae and Client Files (Net)           63,546         79,296
                                                 -------------- --------------

Total Other Assets                                      303,546         79,296
                                                 -------------- --------------

TOTAL ASSETS                                      $     307,741  $     188,524
                                                 ============== ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES
   Accounts Payable                               $      69,739  $      60,275
   Notes Payable                                        197,459         66,038
                                                 -------------- --------------

TOTAL LIABILITIES                                       267,198        126,313
                                                 -------------- --------------

STOCKHOLDERS' EQUITY
   Common Stock authorized is 100,000,000
   shares at $0.001 par value.  Issued and
   outstanding on September 30, 2004 is 57,721,460
   and December 31, 2003 is 32,612,666 shares.           57,722         32,613
   Additional Paid in Capital                           722,501        411,489
   Stock Subscribed                                       3,000          3,000
   Retained Earnings (Loss)                            (742,680)      (384,891)
                                                 -------------- --------------

   Total Stockholders' Equity                            40,543         62,211
                                                 -------------- --------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                              $     307,741  $     188,524
                                                 ============== ==============

The accompanying notes are an integral part of these statements

                           12 TO 20 PLUS, INCORPORATED

                            Statements of Operations
                            ------------------------
                                  (Unaudited)

                                   Three Months     Three Months     Nine Months       Nine Months
                                       Ended            Ended            Ended          m Ended
                                   September 30,    September 30,    September 30,    September 30,
                                        2004             2003             2004             2003
                                 ---------------- ---------------- ---------------- ----------------
INCOME
   Sales                          $             -  $             -  $           391  $             -
                                 ---------------- ---------------- ---------------- ----------------


EXPENSES
   Administrative Expenses                 98,721           83,480          225,471           10,728
   Professional and Consulting              2,490                           110,533
   Depreciation and Amortization           10,279              562           20,481              750
   Interest Expense                                            887            1,695            3,329
                                 ---------------- ---------------- ---------------- ----------------

   Total Expenses                         111,490           84,929          358,180           14,807
                                 ---------------- ---------------- ---------------- ----------------

Net (Loss) before Income Taxes           (111,490)         (84,929)        (357,789)         (14,807)
                                 ---------------- ---------------- ---------------- ----------------

   Provision for Income Taxes

NET (LOSS)                        $      (111,490) $       (84,929) $      (357,789) $       (14,807)
                                 ================ ================ ================ ================

Primary and Diluted
   Net (Loss) per Common Share             a                 a               a                a
                                 ---------------- ---------------- ---------------- ----------------

Weighted Average Number of Shares
   Common Shares Outstanding           45,104,287       13,836,000       45,104,287           13,836
                                 ---------------- ---------------- ---------------- ----------------

a = less than $0.01

The accompanying notes are an integral part of these statements

                          12 TO 20 PLUS, INCORPORATED

                       Statement of Stockholders' Equity
                       ---------------------------------
                                  (Unaudited)

                                            Common Stock
                                       ---------------------   Paid in   Stock       Accumulated       Total
                                          Shares    Amount     Capital   Subscribed    (Loss)          Equity
                                       ----------- --------- ---------- ----------- ------------- ------------
Total as of December 31, 1999            3,070,112  $  3,070  $  (2,660) $        -  $       (410) $         -
Common Stock Issued for Assets           1,668,539     1,669      3,331                                  5,000
Common Stock Issued for Service            667,416       667        433                                  1,100
Common Stock Issued for Cash               667,416       667        333                                  1,000

 Net (Loss)                                                                               (53,295)     (53,295)
                                       ----------- --------- ---------- ----------- ------------- ------------

Total as of December 31, 2000            6,073,483     6,073      1,437                   (53,705)     (46,195)

 Net (Loss)                                                                               (28,668)     (28,668)
                                       ----------- --------- ---------- ----------- ------------- ------------

Total as of December 31, 2001            6,073,483     6,073      1,437                   (82,373)     (74,863)
Common Stock Issued for Service            266,966       267      1,733                                  2,000
Common Stock Issued for Assets           5,005,618     5,006     13,744                                 18,750
Common Stock Issued to retire Debt       6,674,157     6,674      6,151                                 12,825
Common Stock Issued to retire Debt       8,342,697     8,343     32,559                                 40,902
Recapitalization, April 12, 2002
     Common Stock Issued                 3,337,079     3,337    (20,307)                               (16,970)
                                                                                                             -
Stock Subscribed                                                              3,000                      3,000
 Net (Loss)                                                                               (20,916)     (20,916)
                                       ----------- --------- ---------- ----------- ------------- ------------

Balance, December 31, 2002              29,700,000    29,700     35,317       3,000      (103,289)     (35,272)
Common Stock Issued for Cash               866,666       867    122,133                                123,000
Common Stock Issued for Service          1,846,000     1,846    227,254                                229,100
Common Stock Issued to retire Debt         200,000       200     21,785                                 21,985
                                                                                                             -
Net (Loss)                                                                               (281,602)    (281,602)
                                       ----------- --------- ---------- ----------- ------------- ------------

Balance, December 31, 2003              32,612,666    32,613    406,489       3,000      (384,891)      57,211

Common Stock Issued for Services         8,020,000     8,020     59,247                                 67,267
Common Stock Issued to acquire                                                                               -
     Subsidiary                          3,000,000     3,000    237,000                                240,000
Common Stock Issued to retire Debt      14,088,794    14,089     19,765                                 33,854
                                                                                                             -
 Net (Loss)                                                                              (357,789)    (357,789)
                                       ----------- --------- ---------- ----------- ------------- ------------

 Balance, September 30, 2004            57,721,460  $ 57,722  $ 722,501  $    3,000  $   (742,680) $    40,543
                                       =========== ========= ========== =========== ============= ============

The accompanying notes are an integral part of these statements

                          12 TO 20 PLUS, INCORPORATED

                             Statement of Cash Flows
                             -----------------------
                                  (Unaudited)

                                                  Nine Months     Nine Months
                                                     Ended           Ended
                                                 September 30,   September 30,
                                                       2004           2003
                                                --------------- ---------------
OPERATING ACTIVITIES

   Net (Loss)                                    $     (357,789) $     (242,550)

   Significant Non-Cash Transactions
       Common Shares issued for Services                 62,267          15,000
       Issued 3,000,000 common shares to
       acquire subsidiary valued at $240,000.           240,000
       Issued 14,088,794 common shares to
       retire debt of $33,854                            33,854

   Changes in Assets and Liabilities
       Inventory                                         24,401         (20,959)
       Prepaid Expense                                   70,695          (3,872)
       Notes Receivable                                                  (7,350)
       Amortization Expense                              15,750           4,126
       Depreciation Expense                               3,440           1,062
       Accounts Payables                                  9,464         143,852
                                                --------------- ---------------
Net Cash Provided/(Used) by Operating Activities        102,082        (110,691)
                                                --------------- ---------------
INVESTING ACTIVITIES

   Purchase of Equipment                                      -          (3,741)
   Accounts Payable (NCR)                                               132,346
   Investment in Subsidiary                            (240,000)
   Trademarks, Formulae, Client Files                                  (119,777)
                                                --------------- ---------------

Net Cash (Used) by Investing Activities                (240,000)          8,828
                                                --------------- ---------------

FINANCING ACTIVITIES

   Principle Received on Notes                          131,421          48,462
   Proceeds from the sale of Common Stock                                   400
   Paid in Capital                                                       52,600
                                                --------------- ---------------

Cash Provided by Financing Activities                   131,421         101,462
                                                --------------- ---------------
Net Increase in Cash                                     (6,497)           (401)

Cash, Beginning of Period                                 6,960           1,087
                                                --------------- ---------------
Cash, End of Period                              $          463  $          686
                                                =============== ===============

Significant Non-Cash Transactions:
     For nine months ended September 30, 2004, Common Stock issued included 8,050,000 shares for services valued at $67267; 3,000,000 shares to acquire a subsidiary valued at $240,000 and 14,088,794 shares to retire debt of $35,854

Supplemental Information:
       Interest Paid                             $        1,695  $          690

The accompanying notes are an integral part of these statements

                           12 To 20 Plus, Incorporated

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     September 31, 2004 and December 31,2003

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

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has a substantial deficit in retained earnings from losses for the previous years. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty

Product Development
------------------

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

Advertising
-----------

Advertising costs are expensed as incurred. No advertising expense was incurred for the three months ended September 30, 2004 and 2003.

Inventory
---------

The Company contracts with a third party to manufacture products and is not billed nor obligated for any work-in-process costs. Inventory is all finished goods and is stated at lower of cost or market on a FIFO basis. On February 25, 2003 the Company purchased inventory through the purchase of the assets and liabilities of NRC Corporation. On June 30, 2004 the company expensed $24,401 inventory cost as obsolete. Detail for the inventory at 9/30/04 and 9/30/03 follows:

                                     9/30/04         12/31/03
                                    --------        ---------
       Inventory at Cost            $      0        $  24,401
                                    ========        =========

Equipment
---------

Equipment is depreciated using the straight-line method over the estimated useful lives, which is five years. The Company acquired Leasehold Improvements through the purchase of the assets and liabilities of NRC Corporation. The company abandoned Leasehold Improvements through relocation.

Fixed assets consist of the following:
                                                9/30/04         12/31/03
                                               --------         --------
       Leasehold Improvements                                   $  3,741
       Office equipment                        $  7,628            7,628
                                               --------         --------

       Total fixed assets                         7,628           11,369

       Less: Accumulated depreciation            (3,896)          (4,197)
                                               --------         --------
       Total                                   $  3,732         $7  ,172
                                               ========         ========

Trademark and Formulae

       Formulae                                $  5,000         $  5,000
       Trademark                                 18,750           18,750
       Accumulated Amortization or Impairment    (8,771)          (1,188)
                                               --------         --------
       Net Trademark and Formulae              $ 14,979         $ 23,156
                                               ========         ========

The Company purchased the rights to five formulae on July 23, 1996. These were purchased with stock.

                                                    Pre-split       Post-split
       Name                         Value            Shares           Shares
       ------------------------ ---------         ---------        ---------
       Zit Stick trademark         $1,000            10,000           66,742
       Zit Stick formula            1,000            10,000           66,742
       Facial Wash                  1,000            10,000           66,742
       Body Cleansing Bar           1,000            10,000           66,742
       Blemish-Free Lotion          1,000            10,000           66,740
                                    -----            ------           ------

       Total                       $5,000            50,000          333,708
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

                                                         7/30/04
                                                       ---------
       Trademark                                         $18,548
       Formulae                                           37,104
       Client Files                                        4,637
       Accumulated Amortization or Impairment            (11,723)
                                                       ---------

       Net Trademark, Formulae and Client Files          $48,566
                                                       =========

     The Company  purchased  the rights to the  following  Trademarks  and Trade
Names.

       Name                                                Value
       ----                                            ---------
       QuitSystem, Trademark                              $4,637
       ChemoKare, Trade name                               4,637
       VisionKare, Trade name                              4,637
       Anaplex, Trade name                                 4,637
                                                       ---------

         Total                                           $18,548
                                                       =========

     The  Company  purchased  the rights to the  following  Formulae  and Client
Files.

       Name                                                               Value
       ---------------------------------------------------------------  -------
       QuitSystem, Smokers Recovery Formula                              $4,638
       QuitSystem, Stimulant and Alcohol Abuse Recovery Formula           4,638
       AnaplexD, Antidepressant drug alternative Formula                  4,638
       AnaplexSD, Short Term Anxiety Formula                              4,638
       VisionKare, Advanced supplement for macular degeneration Formula   4,638
       ChemoKare, Natural Cancer Fighting Compound, Formula               4,638
       Male Virility, Natural Alternative to Viagra, Formula              4,638
       Trim-A-Way, Weight Control & Body Shaper supplements, Formula      4,638
       Client List                                                        4,637
                                                                        -------
       Total                                                            $41,741
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


Note 2. NOTES PAYABLE:

Notes payable and capital lease obligations consist of the following:

                                             6/30/04    12/31/03
                                          ----------  ----------
Demand Note from shareholder
Interest at 8%                            $   35,000   $  35,000
Demand note from shareholder
Interest at 8%                                10,000      10,000
Demand note from shareholder
Interest at 8%                                10,000      10,000
Demand note from shareholder
No Interest                                    8,000
Demand note from shareholder
No Interest                                  124,524

Accrued Interest                               9,935      11,038
                                          ----------  ----------

Total  Notes Payable                      $  197,459  $   66,038
                                          ==========  ==========


Note 3. STOCKHOLDERS' EQUITY

The Company (Loughran/Go Corporation) was incorporated April 29, 1996 in the state of Nevada. The Company had 100,000,000 shares of common stock authorized. Two forward stock splits and one stock retirement have been retroactively and ratably applied to all share amounts listed below.

Par value is $0.001 per common share.

The Company founders were issued 3,070,112 post-split common shares to cover the $410 cost of incorporation. Afterward, 6,674,157 post-split common shares were issued for the purchase of assets valued at $23,750; 10,800,382 post-split common shares were issued for services valued at $299,467; 29,305,648 post-split common shares were issued to retire $109,566 of debt and accumulated interest; 3,337,079 post-split common shares were issued to re-capitalize; 1,534,082 shares were sold for $124,000 and 3,000,000 common shares were issued to acquire subsidiary valued at $240,000.

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

The balance sheet of Loughran/Go prior to the merger was as follows.

       Assets                             $        0
       Payables                               16,970
                                          ----------
       Negative Net Worth                 $  (16,970)
                                          ==========


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

                                12/31/03    12/31/02    12/31/01
                              ----------  ----------  ----------
       Deferred Tax Asset      $  61,952   $   4,602   $   6,307
       Valuation Allowance       (61,952)     (4,602)     (6,307)
       Current Taxes Payable        0.00        0.00        0.00
                              ----------  ----------  ----------
       Income Tax Expense      $   0.00    $    0.00   $    0.00
                              ==========  ==========  ==========

Below is a chart showing the estimated corporate federal net operating loss
(NOL) and the year in which it will expire.

       Year                            Amount                Expiration
       ----                          --------                ----------
       1999 and prior               $  23,832                   2011
       2000                            29,873                   2020
       2001                            28,668                   2021
       2002                            20,916                   2022
       2003                           281,602                   2023
                                    ---------
       Total NOL                    $ 384,891
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

Nutraceutical Research Group (NRG), a division of 12 to 20 Plus, is already operating in retail markets, with a natural alternative to antidepressant drugs, Anaplex(TM). NRG created a new class of antidepressants based on a

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - continued

nutritive-designed therapy and a new category at retail:OTC depression. The Anaplex natural antidepressant grew out of the company's success with its QuitSystem(R) neuronutrient therapies, targeting neurotransmitter depletion. Clinics like Haight Ashbury and Porter Memorial Hospital utilize these products in their treatment protocol for detox and recovery. NRG has begun to build the Anaplex brand with distribution in Longs Drug Stores, a recognized leader in the chain drug industry as well as one of the top ten chains in the Western United States with over 400 stores. Other NRG products target markets where no effective natural alternative is available.

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

            Results of Operation for Period Ended September 30, 2004

The Company generated no revenue during the period covered by this Report. Net losses for the Quarter ending September 30, 2004, of $(111,490) primarily attributable to research, development and marketing costs. The Company had total assets of $307,741 and total liabilities of $267,198. The Company had $463 in cash. The Company expects to continue to incur losses at least through fiscal year 2004, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

                         Liquidity and Capital Resources

At September 30, 2004, the Company's total assets of $307,741 exceeded our liabilities of $267,198. We had cash on hand of $463. We believe that additional working capital in the amount of $350,000 will need to be raised in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

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

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports.

     (a) Exhibits

Exhibit 31.1 CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
Exhibit 31.2 CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
Exhibit 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     (b) Reports Filed on Form 8-k

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2004                       12 TO 20 PLUS, INCORPORATED


                                               By: /s/ Carol Slavin
                                               ------------------------------
                                               Carol Slavin
                                               Principal Executive Officer

                                               By: /s/ Linda Hannon
                                               ------------------------------
                                               Linda Hannon
                                               Principal Financial Officer