Form 10KSB
period 2004-12-31
SECURED FINANCIAL NETWORK, INC.
filed 2005-05-16
CIK 1100394

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB


[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004


[  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                  ---------------------- ----------------------

                         Commission File No.: 000-49612

                         SECURED FINANCIAL NETWORK, INC.
                ------------------------------------------------
                 (Name of small business issuer in its charter)

             Nevada                                      86-0955239
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                              7951 S.W. 6th Street
                                   Suite #210
                              Plantation, FL 33324
         --------------------------------------------------------------
          (Address, including zip code, of principal executive offices)


                   Issuer's telephone number : (954) 556-5292

                               12 To 20 PLUS, INC.
                    ---------------------------------------
                     (Former name of small business issuer)

                            3450 Broad St. Suite 103
                            San Luis Obispo, CA 93401
      ( Former address, including zip code, of principal executive offices)

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

As of December 31, 2004, we had 1,012,765 shares of our $0.001 par value common stock issued and outstanding. On December 31, 2004, the aggregate market value of our common stock held by non-affiliates was approximately $506,383.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Form (Check one): Yes [ ] No [X]

To simplify the language in this Form 10-KSB, Secured Financial Network, Inc., a Nevada corporation, is referred to herein as the "Company" or "We."

Table of Contents                                                        Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS ........................................... 3

ITEM 2. DESCRIPTION OF PROPERTY ........................................... 5

ITEM 3. LEGAL PROCEEDINGS ................................................. 6

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............... 6

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .......... 6

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ......... 6

ITEM 7. FINANCIAL STATEMENTS .............................................. 8

ITEM  8.  CHANGES  IN  AND  DISAGREEMENTS   WITH  ACCOUNTANTS  ON
          ACCOUNTING AND FINANCIAL DISCLOSURE ............................. 21

PART II

ITEM 9.  DIRECTORS,  EXECUTIVE  OFFICERS.  PROMOTERS  AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) ........................... 22

ITEM 10. EXECUTIVE COMPENSATION ........................................... 24

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ... 24

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS ............. 25

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K ................................ 26

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES ...........................26

SIGNATURES ................................................................ 26

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

On October 28, 2004, a majority of the shareholders of the Company authorized a reverse stock split of one (1) share for every fifty-seven (57) shares of the common stock of the Company held by shareholders as of that date. Immediately prior to the stock split there were 57,721,460 shares of the Company's common stock issued and outstanding. Immediately after the stock split the Company had 1,012,765 shares of its common stock issued and outstanding.

On December 10, 2004, a majority of our stockholders approved a merger between the Company and Secured Financial Network, Inc., a Nevada corporation, whereby the Company would be the surviving company.

Effective January 11, 2005, Secured Financial Network, Inc., a Nevada corporation, pursuant to Articles and Plan of Merger filed with the Nevada Secretary of State on January 11, 2005, merged into the Company. The name of the Surviving Corporation was changed to "Secured Financial Network, Inc."

On January 19, 2005, Carol Slavin resigned her position as Director and President of the Surviving Corporation and was replaced by Jeffrey L. Schultz who shall serve as a director and President of the Surviving Corporation until his resignation or removal.

On January 19, 2005, Linda Hannon resigned her position as Director, Secretary and Treasurer of the Surviving Corporation and was replaced by Brian N. Schultz who shall serve as Secretary and Treasurer of the Surviving Corporation until his resignation or removal. The vacant directorship resulting from Ms. Hannon's resignation was filled by George Weast who shall serve until his resignation or removal.

On January 19, 2005, Elizabeth Yaeger resigned her position as Director of the Surviving Corporation and was replaced by Stephen F. Burg. Weast who shall serve until his resignation or removal.

                                  The Business

Our predecessor, 12 to 20 Plus, Incorporated was previously in the business of researching and developing an innovative Acne Therapy System(TM), driven by the market void for effective over-the-counter products that treat acne skin conditions without irritation. During the fiscal year 2004, the Company conducted minimal operations and generated insignificant revenues.

Secured Financial Network, Inc. is a financial services company specializing in short term high-margin business capital markets, sometimes referred to as "Opportunity Financing." The company primarily engages in the types of transactions that include, but are not limited to Container Financing and Bridge Financing. The Company's investment criteria for such transactions is characterized by rapid turnaround, and limited risks with high-profit-participation objectives.

                                    Employees

During the period covered by this report, Carol Slavin and Linda Hannon, the Company's two officers, were the Company's only employees.

ITEM 2.  DESCRIPTION OF PROPERTY.

                                Office Facilities

During the period covered by this Report, we leased office space at 3450 Broad Street, #103, San Luis Obispo, California 93401. The monthly rent was $4,419.80, and the lease expires on March 31, 2009 and was assumed by prior management subsequent to the merger.

ITEM 3.  LEGAL PROCEEDINGS.

We were not a party to any legal proceedings during the reporting period, and we know of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in his or her capacity as such.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 28, 2004, a majority of the shareholders of the Company authorized a reverse stock split of one (1) share for every fifty-seven (57) shares of the common stock of the Company held by shareholders as of that date. Immediately prior to the stock split there were 57,721,460 shares of the Company's common stock issued and outstanding. Immediately after the stock split the Company had 1,012,765 shares of its common stock issued and outstanding.

On December 10, 2004, a majority of our shareholders approved (i) Articles and Plan of Merger whereby Secured Financial Network, Inc., a Nevada corporation merged into the Company in accordance with Articles and Plan of Merger, and (ii) an amendment to the Company's Articles of Incorporation changing the name of the Company to "Secured Financial Network, Inc."

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                           Principal Market or Markets

Our common stock is listed on the Over-the-Counter Electronic Bulletin Board. Our trading symbol was formerly "TTTP" and is now "SFNL."

                   Approximate Number of Common Stock Holders

As of December 31, 2004, we had 1,012,765 shares of common stock outstanding, held by approximately 172 shareholders.

                                 Dividend Policy

We have never declared or paid cash dividends on our common stock and anticipate that future earnings, if any, will be retained for development of our business.

                     Recent Sales of Unregistered Securities

                                      None

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

                                Plan of Operation

Following the merger with Secured Financial Network, Inc., the business has been refocused on conducting short-term, high-participation financial transactions. These are business instruments that offer higher-than-average returns, without experiencing higher risk factors. Such contracts include "container financing" that enable manufacturers and shippers to complete trade transactions, with maturities averaging 45 days. In such agreements, working with a network of qualified agents, the Company obtains a secured positioned with professionally valued collateral assets and personal guarantees.

Similarly, "bridge financings" fall into the short-term category of providing business capital primarily for Corporate, Production and Real Estate purposes. These customers require additional working capital, for a limited period of time. The need may exist until the closing of new equity financing, or for a variety of manufacturing and construction project delays. The Company targets the shortest term contracts in this category, 30-60 days, and with positions secured by free trading stock, inventories of production materials, finished products, buildings, land or other resalable assets.

The Company has a low-operating-cost philosophy to employ a small skilled staff, occupy modest office space, and use technology to achieve high performance. Working through a network of agents and referral sources, the Company is able to control its cost-of-transactions, and utilize in-house due diligence professionals to minimize risk in every financing transaction.

              Results of Operation for Year Ended December 31, 2004

The Company generated $0 in revenue during the period covered by this Report. Net losses for the year ending December 31, 2004, of $(39,493) were primarily attributable to research, development and marketing costs. The Company had total assets of $305,508 and total liabilities of $299,669. The Company had $30 in working capital. The Company expects to continue to incur losses at least through fiscal year 2005, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

                         Liquidity and Capital Resources

At December 31, 2004, the Company's total assets of $305,508 exceeded total liabilities of $299,669. We had working capital of $30. We believe that additional working capital in the amount of $500,000 will need to be raised in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

ITEM 7.  FINANCIAL STATEMENTS.



Financail Table of Contents                                              Page


Report Of Independent Certified Public Accountant ........................ 9

Balance Sheets ........................................................... 10

Statements of Operations ................................................. 11

Statements of Stockholders' Equity ....................................... 12

Statements of Cash Flows ................................................. 13

Notes To Financial Statements ....................................... 14 - 21

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT
               --------------------------------------------------

To the Board of Directors/Audit Committee
12 TO 20 Plus, Incorporated

We have audited the accompanying balance sheet of 12 TO 20 Plus, Incorporated (a Nevada corporation) as of December 31, 2004 and 2003 and the related statement of operations, stockholders' equity, and cash flows for years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on my audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board in the (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 12 TO 20 Plus, Incorporated as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the Note 1 to the financial statements, the Company has sustained a loss in the period ended December 31, 2004. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Shelley International CPA




May 13, 2005
Mesa, Arizona

                         SECURED FINANCIAL NETWORK, INC.
                                BANALANCE SHEETS
                                ----------------

                                     ASSETS
                                     ------
                                                     December 31, December 31,
                                                            2004         2003
                                                        ---------    ---------
CURRENT ASSETS
     Cash                                               $      31    $   6,960
     Inventory                                                          24,401
     Lease Deposits                                                      2,869
     Prepaid Expenses                                                   67,826
                                                        ---------    ---------

     Total Current Assets                                      31      102,056
                                                        ---------    ---------

PROPERTY AND EQUIPMENT (NET)                                4,033        7,172
                                                        ---------    ---------
OTHER ASSETS
     Investment in Subsidiary                             240,000
     Trademarks, Formulae and Client Files (Net)           61,445       79,296
                                                        ---------    ---------

     Total Other Assets                                   301,445       79,296
                                                        ---------    ---------

TOTAL ASSETS                                            $ 305,509    $ 188,524
                                                        =========    =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
LIABILITIES
     Accounts Payable                                   $  76,438    $  60,275
     Notes Payable                                        223,233       66,038
                                                        ---------    ---------

TOTAL LIABILITIES                                         299,671      126,313
                                                        ---------    ---------
STOCKHOLDERS' EQUITY
     Common Stock authorized is 100,000,000
     shares at $0.001 par value.  Issued and
     outstanding on December 31, 2004 is 1,012,765
     and December 31, 2003 is 572,213 shares                1,013          572
     Additional Paid in Capital                           779,210      443,530
     Stock Subscribed                                       3,000        3,000
     Retained Earnings (Loss)                            (777,385)    (384,891)
                                                        ---------    ---------

     Total Stockholders' Equity                             5,838       62,211
                                                        ---------    ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                    $ 305,509    $ 188,524
                                                        =========    =========

The accompanying notes are an integral part of these statements

                        SECURED FINANCIAL NETWORK, INC.
                            Statements of Operations
                            ------------------------

                                                      Year        Year
                                                      Ended       Ended
                                                  December 31,  December 31,
                                                      2004         2003
                                                    ---------    ---------

INCOME
      Sales                                           $    --     $    159
                                                    ---------    ---------


EXPENSES
      Administrative Expenses                         232,659       81,428
      Professional and Consulting                     134,807      194,905
      Depreciation and Amortization                    21,428        1,697
      Interest Expense                                  3,600        3,572
                                                    ---------    ---------

      Total Expenses                                  392,494      281,602
                                                    ---------    ---------

Net (Loss) before Income Taxes                       (392,494)    (281,602)
                                                    ---------    ---------

      Provision for Income Taxes

NET (LOSS)                                          $(392,494)   $(281,602)
                                                    =========    =========

Primary and Diluted
      Net (Loss) per Common Share                   $   (0.46)   $   (0.54)
                                                    ---------    ---------

Weighted Average Number of Shares
      Common Shares Outstanding                       846,944      523,380
                                                    ---------    ---------


The accompanying notes are an integral part of these statements

                         SECURED FINANCIAL NETWORK, INC.
                       Statements of Stockholers' Equity
                       ----------------------------------

                                                 Common Stock
                                         ------------------------      Paid in      Stock     Accumulated       Total
                                            Shares        Amount       Capital   Subscribed      (Loss)        Equity
                                         ----------    ----------    ----------   ----------   ----------    ----------
Balance, December 31, 2002                  521,108    $      521    $   64,496   $    3,000   $ (103,289)   $  (35,272)

Common Stock Issued for Cash                 15,207            15       122,985                                 123,000
Common Stock Issued for Service              32,389            32       234,068                                 234,100
Common Stock Issued to retire Debt            3,509             4        21,981                                  21,985

 Net (Loss)                                                                                      (281,602)     (281,602)
                                         ----------    ----------    ----------   ----------   ----------    ----------

 Balance, December 31, 2003                 572,213           572       443,530        3,000     (384,891)       62,211

Common Stock Issued for Services            140,717           141        67,126                                  67,267
Common Stock Issued to acquire
     Subsidiary                              52,637            53       239,947                                 240,000
Common Stock Issued to retire Debt          247,198           247        33,607                                  33,854

 Net (Loss)                                                                                      (392,494)     (392,494)
                                         ----------    ----------    ----------   ----------   ----------    ----------

 Balance, September 30, 2004              1,012,765    $    1,013    $  784,210   $    3,000   $ (777,385)   $   10,838
                                         ==========    ==========    ==========   ==========   ==========    ==========

On November 3, 2004 the Company had a 1 to 57 reverse stock split. This reverse split has been retroactively applied to the schedule above.

The accompanying notes are an integral part of these statements

                         SECURED FINANCIAL NETWORK, INC.
                            Statement of Cash Flows
                            -----------------------

                                                        Year          Year
                                                       Ended         Ended
                                                    December 31, December 31,
                                                        2004         2003
                                                     ---------    ---------
OPERATING ACTIVITIES

Net Income (Loss)                                    $(392,494)   $(281,602)

Adjustments to Net Income
     Common Stock for Services                          62,267      229,100
     Common Stock to Retire Debt                        33,854       21,985
     Common Stock for Acqusition                       240,000
     Depreciation                                           22        1,697
     Amortization                                       20,968        4,743
Changes in Assets and Liabilities
     Inventory                                          24,401      (20,959)
     Prepaid Expense                                    70,695      (70,695)
     Accounts Payables                                  16,163       41,691
                                                     ---------    ---------

Cash (Used) in Operations                               75,876      (74,040)
                                                     ---------    ---------
INVESTING ACTIVITIES
     Purchase of Equipment                                           (6,369)
     Trademarks, Formulae, Client Files                             (60,289)
     Investment in Subsidiary                         (240,000)
                                                     ---------    ---------

Cash (Used) for Investing                             (240,000)     (66,658)
                                                     ---------    ---------
FINANCING ACTIVITIES
     Principal Received on Notes                       157,195       23,571
     Proceeds from the sale of Common Stock                         123,000
                                                     ---------    ---------

Cash Provided by Financing                             157,195      146,571
                                                     ---------    ---------

Net Change in Cash                                      (6,929)       5,873
                                                     ---------    ---------

Beginning Cash Balance                                   6,960        1,087
                                                     ---------    ---------

Ending Cash Balance                                  $      31    $   6,960
                                                     =========    =========

Significant Non-Cash Transactions
     See Stockholders' Equity note

Additional Disclosures
     Taxes                                           $       -    $       -
     Interest                                        $   3,600    $   3,572

The accompanying notes are an integral part of these statements

                           12 To 20 Plus, Incorporated

                      NOTES TO AUDITED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003

Note 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

12 TO 20 PLUS INCORPORATED (originally Loughran/Go Corporation), was incorporated in April 26, 1996. The Company was organized to manufacture and market over-the-counter medical remedies and similar products through retail establishments.

Going Concern
-------------

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

Advertising
-----------

Advertising costs are expensed as incurred. No advertising expense was incurred for the years December 31, 2004 and 2003.


Inventory
---------

The Company contracts with a third party to manufacture products and is not billed nor obligated for any work-in-process costs. Inventory is all finished goods and is stated at lower of cost or market on a FIFO basis. On February 25, 2003 the Company purchased inventory through the purchase of the assets and liabilities of NRC Corporation. On June 30, 2004 the company expensed $24,401 inventory cost as obsolete. Detail for the inventory follow:

Year Ended December 31                     2004       2003
----------------------                  -------     -------
                  Inventory at Cost      $    0     $24,401
                                        =======     =======
Equipment

Equipment is depreciated using the straight-line method over the estimated useful lives, which is five years. The Company acquired Leasehold Improvements through the purchase of the assets and liabilities of NRC Corporation. The company abandoned Leasehold Improvements through relocation. Fixed assets consist of the following:

Year Ended December 31                              2004       2003
---------------------                              ------   -------
                  Leasehold Improvements                     $3,741
                  Office equipment                 $7,628     7,628
                                                  -------   -------
                  Total fixed assets                7,628    11,369
                  Less: Accumulated depreciation   (3,595)   (4,197)
                                                  -------   -------
                  Total                            $4,033    $7,172
                                                  =======   =======
Trademark and Formulae

         Formulae                                 $ 5,000   $ 5,000
         Trademark                                 18,750    18,750
         Accumulated Amortization or Impairment    (9,365)   (1,188)
                                                  -------   -------
         Net Trademark and Formulae               $14,385   $22,562
                                                  =======   =======

The Company purchased the rights to five formulae on July 23, 1996. These were purchased with stock.

                                                      Pre-split       Post-split
         Name                         Value            Shares           Shares
         -------------------         -------          ---------       ----------
         Zit Stick trademark          $1,000            10,000           66,742
         Zit Stick formula             1,000            10,000           66,742
         Facial Wash                   1,000            10,000           66,742
         Body Cleansing Bar            1,000            10,000           66,742
         Blemish-Free Lotion           1,000            10,000           66,740
                                     -------            ------         --------
         Total                        $5,000            50,000          333,708

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

Summary for Year Ended December                               2004
-------------------------------                            --------
         Trademark                                          $18,548
         Formulae                                            37,104
         Client Files                                         4,637
         Accumulated Amortization or Impairment             (13,230)
                                                           --------
         Net Trademark, Formulae and Client Files           $47,059
                                                           ========
                  Trademarks and Trade Names:
                                                             Value
                                                           --------
                  QuitSystem, Trademark                      $4,637
                  ChemoKare, Trade name                       4,637
                  VisionKare, Trade name                      4,637
                  Anaplex, Trade name                         4,637
                                                           --------
                  Total                                     $18,548
                                                           ========

                  Formulae and Client Files:

  Name                                                       Value
 ---------------                                           --------
 QuitSystem, Smokers Recovery Formula                        $4,638
 QuitSystem, Stimulant and Alcohol Abuse Recovery Formula     4,638
 AnaplexD, Antidepressant drug alternative Formula            4,638
 AnaplexSD, Short Term Anxiety Formula                        4,638
 VisionKare, Macular degeneration Formula                     4,638
 ChemoKare, Natural Cancer Fighting Compound, Formula         4,638
 Male Virility, Natural Alternative to Viagra, Formula        4,638
 Trim-A-Way, Weight Control & Body Shaper Formula             4,638
 Client List                                                  4,637
                                                           --------
 Total                                                      $41,741

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

Note 2. NOTES PAYABLE:

Notes payable and capital lease obligations consist of the following:

Year Ended December 31                               2004      2003
-----------------------------                   ---------  ---------
Demand Note from shareholder
Interest at 8%                                 $   35,000    $35,000
Demand note from shareholder
Interest at 8%                                     10,000     10,000
Demand note from shareholder
Interest at 8%                                     10,000     10,000
Demand note from shareholder
No Interest                                         8,000
Demand note from shareholder
No Interest                                       145,865

Accrued Interest                                   14,368     11,038
                                               ----------  ---------
Total  Notes Payable                             $223,233    $66,038


Note 3.           STOCKHOLDERS' EQUITY

The Company (Loughran/Go Corporation) was incorporated April 29, 1996 in the state of Nevada. The Company had 100,000,000 shares of common stock authorized. Two forward stock splits, one stock retirement and one reverse stock split have been retroactively and ratably applied to all share amounts listed below.

Par value is $0.001 per common share.

As of December 31, 2002 the Company had 521,108 post-split common shares valued at $65,017 issued and outstanding. Afterward, 15,207 post-split common shares were issued for the $123,000; 173,106 post-split common shares were issued for services valued at $301,367; 250,707 post-split common shares were issued to retire $55,839 of debt and accumulated interest; and 52,637 post-split common shares were issued to acquire subsidiary valued at $240,000.

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

The balance sheet of Loughran/Go prior to the merger was as follows.

         Assets                             $          0
         Payables                                 16,970
                                             -----------
         Negative Net Worth                     $(16,970)

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $171,025, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $777,385. The total valuation allowance is a comparable $177,025. Details for the last three years follow:

Year Ended December 31              2004      2003      2002
------------------------        --------- --------- ---------
         Deferred Tax Asset        86,349   $61,952    $4,602
         Valuation Allowance      (86,349)  (61,952)   (4,602)
         Current Taxes Payable       0.00      0.00      0.00
                                --------- --------- ---------
         Income Tax Expense     $    0.00 $    0.00 $    0.00

Below is a chart showing the  estimated  corporate  federal net  operating  loss
(NOL) and the year in which it will expire.

         Year                               Amount     Expiration
         --------------                    --------   -----------
         1999 and prior                   $  23,832          2011
         2000                                29,873          2020
         2001                                28,668          2021
         2002                                20,916          2022
         2003                               281,602          2023
         2004                               392,494          2024
                                           --------
         Total NOL                         $777,385

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

Statement  No.  150   Accounting   for  Certain   Financial   Instruments   with
Characteristics of both Liabilities and Equity (Issued 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Statement No. 152 Accounting for Real Estate Time-Sharing Transactions (an amendment of FASB Statements No. 66 and 67)

This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions.

This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, states that the guidance for
(a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Statement No. 153 Exchanges of Non-monetary Assets (an amendment of APB Opinion No. 29)

The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

Note 8. SUBSEQUENT EVENT

On November 22, 2004 the company entered into a share exchange agreement with Secured Financial Network, Inc, (SFNI) a Nevada corporation wherein the Company is to issue 15,750,000 post-split common shares on a one for one basis with the shareholders of SFNI on the effective date. The company is also to receive the balance of the 25,000,000 authorized SFNI common shares.

The effective date of this reverse acquisition is January 11, 2005. The company is the surviving entity with SFNI becoming the merging entity. The Company has changed its name to Secured Financial Network, Inc. as of the effective date and the accounting for this merger will be reported in the first quarter 2005.
Details of the described transaction has been reported to the SEC on the Company's 8-K filing dated January 24, 2005.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have had no disagreement with, resignation or dismissal of, our principal independent accountant. Our principal accountant since inception has been Shelley Int'l, CPA.

ITEM 8A. CONTROLS AND PROCEDURES

                Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer. Based upon that evaluation, he concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

                          Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                                     PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS. PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

The following table sets forth the names and ages of the directors and executive officers of the Company through the date of this Report, as well as the current officers and directors; the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. Each serves until the next annual meeting of the stockholders.

Names of Former Executive
Officers and Directors       Age  Position                Date of Appointment
--------------------------  ----  ---------------------  -----------------------
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

Names of Current Executive
Officers and Directors      Age Position                  Date of Appointment
-------------------------- ---- ------------------------- ----------------------
Jeffrey L. Schultz         54   Director/CEO//President   January 19, 2005
Brian N. Schultz           25    COO/Secretary/Treasurer  January 19, 2005
George Weast               72   Director                  January 19, 2005
Stephen F. Burg            67   Director                  January 19, 2005


Jeffrey L. Schultz is President/CEO/Director, 54, most recently served as Vice President of Sales and Marketing for InteleTech Corporation from January through November of 2004. From July of 2002 until December of 2003 Mr. Schultz acted as a consultant to various companies involved in the plastic printing and card issuance industries. From February of 2001 until July of 2002 Mr. Schultz was

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS. PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) - continued

Director of Business Development for Continental Plastic Card Co. coordinating the financial and sales restructuring of the company and setting in motion a business plan for 2002 which made Continental Plastic profitable. Continental Plastic was in the top 10 plastic card printers in the USA. Prior to 2001 Mr. Schultz was the President of Strategic Funding, Inc. which since its inception in 1996, had been instrumental in providing consulting to various private and public companies and raised in excess of $20 million in capital. From 1990 until 1996 Mr. Schultz was the founder, an officer, and director of Aqua Care Systems, Inc., a manufacture of residential, commercial, industrial, and wastewater treatment plants. Aqua Care Systems became a public company in October 1993 after a successful NASDAQ offering. Mr. Schultz graduated with a B.A. Degree from Wayne State University in Detroit, Michigan in 1972.

Brian N. Schultz, 25, Chief Operating Officer/Secretary/Treasurer for Secured Financial Network, Inc.. From February 2004 until November 2004 Mr. Schultz was Operations manager for Inteletech Corporation of America coordinating all internal operations of Inteletech's stored value Debit MasterCard(R) program. As operational manager he oversaw the operations, customer service, information technology, shipping/fulfillment, and compliance departments of Inteletech. Mr. Schultz managed Inteletech's card management system development team. Prior to his employment at Inteletch Mr. Schultz was President of Copasetic Productions, LLC, and Chair of the University of Florida's Student Government Productions. In these capacities Mr. Schultz managed marketing, finance, forcibility and operations for large venue entertainment production companies. His list of produced acts includes, but is not limited to Stone Temple Pilots, Snoop Dog, Busta Rhymes, and a 3-day outdoor festival. Mr. Schultz graduated with a B.A. degree from The University of Florida in Gainesville in 2003.

George Weast, 72, Director, Since 1992 till present is President and Founder of Washington Capital Corporation. This company has served consultants to banks, investment banking Firms, and professional money managers. Washing Capital Corporation also secures equity and debt financing for corporate and real estate developer. The company also acted as a consultant to public shell corporation in areas of reverse merger and corporate debt reorganization and updating of reporting status. From 1973 until 1991 Mr. Weast has also been the President and Founder of American Investors, Inc. and Subsidiaries. These companies developed and syndicated commercial real estate in the Washington metropolitan area. It also syndicated and leased equipments to banks and Fortune 500 companies throughout the United States. Starting from 1970 to 1972 he was President and Founder of Weston Leasing Company, a publicly traded leasing company which expanded through acquisitions and mergers in the auto leasing, premium finance, and association travel fields. From 1962 until 1969 he was Chief Financial Officer of Jonker Business Machines, Inc., which was a public, traded information retrieval company. Commencing 1959 to 1961 Mr. Weast was Internal Auditor of Government Employees Insurance Company and its Subsidiaries. Mr. Weast was also the former Director of Two National Banks. He served in the US Army and was Honorable Discharge. Mr. George Weast attended the University of Maryland and graduated with a B.S. Accounting Degree.

Stephen F. Burg, age 67, Director, has been chief executive officer of SB Corporate Consulting, Inc., which offers corporate growth strategies for public and private companies, nationally and internationally, from 1986 to present. From 1978 to 1986, Mr. Burg was Vice President-Corporate Acquisitions for Evans Products Company, a New York Stock Exchange company with over $2 billion in annual revenues, and from 1973 to 1978 was Corporate Director-Acquisitions and Human Services for Jack August Enterprises. Mr. Burg has been a director of a pharmaceutical company, Xechem International, Inc. and Xechem Nigeria, Inc. for

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS. PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) - continued

the past 11 years. He also serves as a consultant to a number of growth oriented companies, both public and private. Mr. Burg is a graduate of Boston University. He is a licensed pilot, an avid boater, and holds various certifications in Real Estate.

ITEM 9B: COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and person who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. No changes in the holdings of any officer, director or other person took place and therefore, no other reports were required to be filed.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company from January 1, 2004, through the fiscal year ended December 31, 2004, of all officers and directors of the Company.

                                                                 Securities
Name and Principal                                               Underlying
Positions at 12/31/03      Salary     Bonus      Compensation     Options
------------------------ --------- ---------- ----------------- -----------
Carol Slavin                -0-        -0-            -0-            -0-
Director/President

Linda Hannon                -0-        -0-            -0-            -0-
Director/Secretary

Elizabeth Jaeger            -0-        -0-            -0-            -0-
Director


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 2004, certain information with respect to the beneficial ownership of our common stock by (i) each director and officer of the Company, (ii) each person known to the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person's address, and (iii) all of the directors and officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - continued

Name of Beneficial Owner                   Shares Beneficially
or Name of Officer or Director                   Owned              Percent
--------------------------------------- ------------------------- ------------
Carol Slavin                                   70,003                 6.91%
Director/President
P.O. Box 260 Santa Margarita, CA 93453

Linda Hannon                                    9,475                 0.94%
Director/Secretary
33 Villa Santa Barbara
Paso Robles, CA 93446

Elizabeth Jaeger                                9,475                 0.94%
Director/Secretary
132 Broad Street
San Luis Obispo, CA 93405

Daniel Tenant                                 227,705                22.48%
P.O. Box 260
Santa Margarita, CA 93453  ___________________________________________________
Total Director/Officer/                       316,658                31.27%
5% Owners

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

None

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits

Exhibit No.    Description and Method of Filing
-------------  ----------------------------------------
23.1           Consent of Independent Auditor

31.1 Certificate of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14

31.2 Certificate of Principal Accounting Officer as Required by Rule 13a-14(a)/15d-14

32.1 Certificate of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section
               1350 of Chapter 63 of Title 18 of the United States Code

32.1 Certificate of Principal Accounting Officer as Required by Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b) and Section
               1350 of Chapter 63 of Title 18 of the United States Code

         (b) Reports On Form 8-K

 Form 8-K filed on March 26, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and its appointment of Shelley International CPA., as our independent accountants, our Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Shelley International CPA, in fiscal year ended December 31, 2004, were approved by our board of directors.

Audit Fees

The aggregate fees billed by Shelley International CPA for professional services for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB for fiscal 2004 were $13,000 net of expenses.

Audit-Related Fees

None

Tax Fees

None

                                   SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SECURED FINANCIAL NETWORK, INC.


Date: May 12, 2005                          By /s/ Jeffrey L. Schultz
                                            -----------------------------------
                                            Jeffrey L. Schultz, CEO/President


Date: May 12, 2005                          By /s/ JBrian Schultz
                                            -----------------------------------
                                             Brian Schultz, Principal Accounting
                                             Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 12, 2005                          By /s/ Jeffrey L. Schultz
                                            -----------------------------------
                                            Jeffrey L. Schultz, Director

Date: May 12, 2005                          By /s/ George Weast
                                            -----------------------------------
                                                 George Weast, Director

Date: May 12, 2005                          By /s/ Stephen F. Burg
                                            -----------------------------------
                                                 Stephen F. Burg, Director