Form 10QSB
period 2005-03-31
SECURED FINANCIAL NETWORK, INC.
filed 2005-05-31
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

                        Commission file number: 000-49612

                         SECURED FINANCIAL NETWORK, INC.
          ------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Nevada                                       86-0955239
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                              7951 S.W. 6th Street
                                   Suite #210
                              Plantation, FL 33324
                   ------------------------------------------
                     (Address of principal executive office)

                                 (954) 556-5292
                              ---------------------
                           (Issuer's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, PAR VALUE $.001 PER SHARE

Check  whether the  Registrant:  (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of March 31, 2005 was 18,900,108.

                        SECURED FINANCIAL NETWORK, INC.

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                              Page

Item 1. Financial Statements:

        Balance Sheet for March 31, 2005 and December 31, 2004 ............. 3

        Statements of Operations Three Months Ended March 31, 2005
          Three Months Ended amd March 31 2004 ............................. 4

        Statements of Stockholders' Equity ending March 31, 2005 ........... 5

        Statements of Cash Flows (Unaudited) for Three Months Ended March
          31, 2005 and Three Months Ended March 31, 2004 ................... 6

        Notes to unaudited financial statements ............................ 7

Item 2. Managements Discussion and Analysis of Financial Condition
          and Plan of Operations ...........................................14

Item 3. Controls and Procedures ............................................15


PART II: OTHER INFORMATION

Item 1. Legal Proceedings ..................................................16

Item 2. Changes in Securities ..............................................16

Item 3. Defaults upon Senior Securities.....................................16

Item 4. Submission of Matters for a Vote of Security Holders................16

Item 5. Other Information...................................................16

Item 6. Exhibits and Reports on Form 8-K ...................................16

SIGNATURES..................................................................17

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, and elsewhere,, are incorporated by reference into this Form 10-QSB. The term the "Company" includes Secured Financial Network, Inc., its predecessors, and its wholly owned subsidiary described elsewhere in this report.

PART I: FINANCIAL INFORMATION

Item1. Financial Statements



                        SECURED FINANCIAL NETWORK, INC.
                                 BALANCE SHEET
                                 -------------


                                     ASSETS
                                     -------
                                                      March 31,
                                                       2005      December 31,
                                                   (Unaudited)      2004
                                                    ---------    ---------
CURRENT ASSETS
      Cash                                          $  26,412    $      31
      Accounts Receivable                              10,000         --
      Security Deposits                                 2,870         --
      Prepaid Expenses                                 15,832         --
                                                    ---------    ---------

      Total Current Assets                             55,114           31
                                                    ---------    ---------
PROPERTY AND EQUIPMENT (NET)                            5,369        4,033
                                                    ---------    ---------

OTHER ASSETS

      Investment in Subsidiary                           --        240,000
      Trademarks, Formulae and Client Files (Net)        --         61,445
                                                    ---------    ---------

      Total Other Assets                                 --        301,445
                                                    ---------    ---------

TOTAL ASSETS                                        $  60,483    $ 305,509
                                                    =========    =========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
      Accounts Payable                              $  16,657    $  76,438
      Related Party Payables                           60,899         --
      Notes Payable                                    25,000      223,233
                                                    ---------    ---------

TOTAL LIABILITIES                                     102,556      299,671
                                                    ---------    ---------

STOCKHOLDERS' EQUITY
      Common Stock authorized is 100,000,000
      shares at $0.001 par value.  Issued and
      outstanding on March 31, 2005 is 18,843,478
      and December 31, 2004 is 1,012,765 shares        18,843        1,013
      Additional Paid in Capital                      913,380      779,210
      Stock Subscribed                                   --          3,000
      Retained Earnings (Loss)                       (974,296)    (777,385)
                                                    ---------    ---------

      Total Stockholders' Equity                      (42,073)       5,838
                                                    ---------    ---------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                                $  60,483    $ 305,509
                                                    =========    =========


The accompanying notes are an integral part of these statements

                         SECURED FINANCIAL NETWORK, INC.
                            Statements of Operations
                            ------------------------
                                  (Unaudited)


                                             Three Months   Three Months
                                                Ended          Ended
                                               March 31      March 31
                                                2005           2004
                                            -----------    -----------

INCOME

      Sales                                 $    42,300    $      --
                                            -----------    -----------

EXPENSES
      Administrative Expenses                   105,870
      Professional and Consulting                17,419
      Depreciation and Amortization                  84
      Interest Expense
                                            -----------    -----------

      Total Expenses                            123,373           --
                                            -----------    -----------

      Net (Loss) before Discontinued
            Operations                          (81,073)          --
                                            -----------    -----------

      Gain on Disposal of Discontinued
           Operations                             9,162
      Net Income (Loss) from Discontinued
           Operations                          (125,000)       (88,640)
      Provision for Income Taxes
                                            -----------    -----------

NET (LOSS)                                  $  (196,911)   $   (88,640)
                                            ===========    ===========
Basic and Diluted
      Net (Loss) per Common Share           $     (0.02)   $     (0.15)
                                            -----------    -----------
Weighted Average Number of Shares
      Common Shares Outstanding               9,994,214        573,097
                                            -----------    -----------

The accompanying notes are an integral part of these statements

                         SECURED FINANCIAL NETWORK, INC.
                       Statements of Stockholders' Equity
                       ----------------------------------
                                  (Unaudited)


                                              Common Stock
                                     --------------------------       Paid in       Stock        Accumulated         Total
                                        Shares          Amount        Capital     Subscribed        (Loss)          Equity
                                     -----------    -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2002               521,108    $       521    $    64,496    $     3,000    $  (103,289)   $   (35,272)

Common Stock Issued for Cash              15,207             15        122,985                                      123,000
Common Stock Issued for Service           32,389             32        234,068                                      234,100
Common Stock Issued to retire Debt         3,509              4         21,981                                       21,985

 Net (Loss)                                                                                         (281,602)      (281,602)
                                     -----------    -----------    -----------    -----------    -----------    -----------

 Balance, December 31, 2003              572,213            572        443,530          3,000       (384,891)        62,211

Common Stock Issued for Services         140,717            141         62,126                                       62,267
Common Stock Issued to acquire
     Subsidiary                           52,637             53        239,947                                      240,000
Common Stock Issued to retire Debt       247,198            247         33,607                                       33,854

 Net (Loss)                                                                                         (392,494)      (392,494)
                                     -----------    -----------    -----------    -----------    -----------    -----------

 Balance, December 31, 2004            1,012,765    $     1,013    $   779,210    $     3,000    $  (777,385)   $     5,838

Common Stock Issued for Cash
     in reorganization                14,737,343         14,737        285,263                                      300,000
Common Stock Cancelled                   (56,630)           (57)      (239,943)                                    (240,000)
Write-Off Subscription Receivable          3,000         (3,000)
Common Stock Issued for Cash             200,000            200         29,800         30,000
Common Stock Issued for Service        2,950,000          2,950         56,050                                       59,000

 Net (Loss)                                                                                         (196,911)      (196,911)
                                     -----------    -----------    -----------    -----------    -----------    -----------

 Balance, March 31, 2005              18,843,478    $    18,843    $   913,380    $      --      $  (974,296)   $   (42,073)
                                     ===========    ===========    ===========    ===========    ===========    ===========


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

The accompanying notes are an integral part of these statements

                         SECURED FINANCIAL NETWORK, INC.
                            Statements of Cash Flows
                            ------------------------
                                  (Unaudited)

                                              Three Months Three Months
                                                  Ended       Ended
                                                March 31     March 31
                                                  2005         2004
                                               ---------    ---------
OPERATING ACTIVITIES

Net Income (Loss)                              $(196,911)   $ (88,640)
Adjustments to Net Income
     Common Stock for Services                    59,000      289,000
     Write-off Subscription Receivable            (3,000)        --
     Depreciation                                     84          740
Changes in Assets and Liabilities
     Disposal of Discontinued Operations        (231,193)        --
     Accounts Receivable                         (10,000)        --
      Prepaid Expense                            (18,702)      16,957
     Accounts Payables                            16,657       16,148
                                               ---------    ---------

Cash (Used) in Operations                       (384,065)     234,205
                                               ---------    ---------

INVESTING ACTIVITIES
     Purchase of Equipment                        (5,453)      (1,255)
      Trademarks, Formulae, Client Files            --         (1,870)
     Investment in Subsidiary                       --       (240,000)
                                               ---------    ---------

Cash (Used) for Investing                         (5,453)    (243,125)
                                               ---------    ---------

FINANCING ACTIVITIES
     Principal Received on Notes                  25,000          722
     Principal Received from Related Parties      60,899         --
     Proceeds from the sale of Common Stock      330,000       12,000
                                               ---------    ---------

Cash Provided by Financing                       415,899       12,722
                                               ---------    ---------

Net Change in Cash                                26,381        3,802
                                               ---------    ---------

Beginning Cash Balance                                31        6,960
                                               ---------    ---------

Ending Cash Balance                            $  26,412    $  10,762
                                               =========    =========

Significant Non-Cash Transactions
     See Stockholders' Equity note

Additional Disclosures

     Taxes                                     $    --      $    --
     Interest                                  $    --      $     722

The accompanying notes are an integral part of these statements

                         Secured Financial Network, Inc.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                      March 31, 2005 and December 31, 2004

Note 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

The Company, Secured Financial Network, Inc. (originally Loughran/Go Corporation changed to 12 To 20 Plus, Inc.), was incorporated in April 26, 1996 and changed it's name to Secured Financial Network, Inc. on January 11, 2005. The Company was organized to manufacture and market over-the-counter medical remedies and similar products through retail establishments and those operations have been discontinued. The Company has been refocused on conducting short-term, high-participation financial transactions.

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has a substantial deficit in retained earnings from losses for the previous years. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty

Marketing Strategy
------------------

The Company has a low-operating cost philosophy to employ a small skilled staff, occupy modest office space, and use technology to achieve high performance. working through a network of agents and referral sources, the Company is able to control its cost-of-transactions, and utilize in-house due diligence professionals to minimize risk in every financing/investment transaction.

Equipment
---------

Equipment is depreciated using the straight-line method over the estimated useful lives, which is five years. The Company disposed of its equipment along with all its other assets and liabilities upon merger with Secured Financial Network, Inc. Some new office equipment has been acquired. Fixed assets consist of the following:

Period Ended                                     3/31/05     12/31/04
------------                                     -------     --------
            Office equipment                     $13,051       $7,628
            Less: Accumulated depreciation            84       (3,595)
            Less: Disposed Assets                 (4,033)
                                                 -------     --------
            Total                                 $5,369       $4,033
                                                 =======     ========

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


Note 2. MERGER

On November 22, 2004 the company entered into a share exchange agreement with Secured Financial Network, Inc, (SFNI) a Nevada corporation effective January 11, 2005. The Company has changed its name to Secured Financial Network, Inc. as of the effective date. The Company issued 14,737,343 common shares for $300,000 and for all of the outstanding shares of SFNI resulting in a change of control. SFNI had no other assets, liabilities or retained earnings therefore the merger was accounted for as a purchase and not a reverse acquisition. As conditions to the merger the company disposed of all of assets and liabilities that were outstanding at December 31, 2004. This action resulted in a net gain on disposal of $9,142. Details of the disposal of assets and liabilities follow:


                                 12 TO 20 Plus   Disposal                  12 TO 20 Plus
                              December 31, 2004 Adjustments              at January 11, 2005
                               ---------------- -----------              -------------------
ASSETS
Cash                               $         31  $      (31) (a),(b),(c)  $             -
Equipment, Net                            4,033      (4,033)         (c)                -
Investment in Sub                       240,000    (240,000)         (d)                -
Trademarks, Formulae, Etc.               61,445     (61,445)         (c)                -
                                   ------------                           ---------------

Total Assets                       $    305,509                           $             -
                                   ============                           ===============

LIABILITIES AND
SHAREHOLDER'S EQUITY
Liabilities
Accounts Payable                   $     76,438     (76,438)         (c)  $             -
Notes Payable                           223,233    (223,233)         (c)                -
New Loan                                             50,000          (b)           50,000
                                   ------------                           ---------------

Total Liabilities                       299,671                                    50,000
                                   ------------                           ---------------

SHAREHOLDER'S EQUITY
Common Stock                              1,013      14,680      (a),(d)           15,693
Paid in Capital                         779,210      48,320  (a),(d),(e)          827,530
Stock Subscribed                          3,000      -3,000          (e)                -
Retained (Loss)                        (777,385)   (125,000)         (c)         (902,385)
Gain on Disposal                                      9,162          (c)            9,162
                                   ------------                           ---------------

Total Equity                       $      5,838                                   (50,000)
                                   ------------                           ---------------

Total Liabilities and Shareholder's
Equity                             $    305,509                           $             -
                                   ============                           ===============


     (a) Issue of 14,737,343 shares of commons stock for receipt of $300,000 cash. (b) Receipt of $50,000 loan.
     (c) Payment of consulting and attorney fees, disposal of assets and liabilities resulting in net gain on disposition of $9,162
     (d) Disposal of subsidiary by return of stock originally issued for its purchase.

Note 3 NOTES PAYABLE

Notes payable and capital lease obligations consist of the following:

Period Ended                            3/31/05          12/31/04
------------                            -------          --------

Demand Note from shareholder
Interest at 8%                                            $35,000
Demand note from shareholder
Interest at 8%                                             10,000
Demand note from shareholder
Interest at 8%                                             10,000
Demand note from shareholder
No Interest                                                 8,000
Demand note from shareholder
No Interest                                               145,865

Demand note                             $25,000
Accrued Interest                                           14,368
                                       --------          --------

Total  Notes Payable                    $25,000          $223,233
                                        =======          ========


Note 3. STOCKHOLDERS' EQUITY

The Company, Secured Financial Network, Inc. (originally Loughran/Go Corporation then 12 TO 20 Plus, Inc.) was incorporated April 29, 1996 in the state of Nevada. The Company had 100,000,000 shares of common stock authorized. Two forward stock splits, one stock retirement and one reverse stock split have been retroactively and ratably applied to all share amounts listed below. On January 11, 2005, the Company changed its name to Secured Financial Network, Inc.

Par value is $0.001 per common share.

As of December 31, 2004 the Company had 1,012,765 post-split common shares valued at $780,223 issued and outstanding

Afterward, 14,737,343 post-split common shares were issued for $300,000 in the merger with Secured Financial Network, Inc. ($0.02 per share); 56,630 shares were received and cancelled for disposal of subsidiary valued at $240,000 (representing a reversal of the original purchase); 200,000 common shares were sold for $30,000 cash ($0.15 per share); 2,950,000 common shares were issued for services valued at $59,000 ($0.02 per share) and subscriptions receivable of 3,000 was written off as not collectable.


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

Year Ended December 31               2004        2003        2002
----------------------           ----------  ----------  ----------
         Deferred Tax Asset       $  86,349   $  61,952   $   4,602
         Valuation Allowance        (86,349)    (61,952)     (4,602)
         Current Taxes Payable         0.00        0.00        0.00
                                 ----------  ----------  ----------
         Income Tax Expense       $    0.00   $    0.00   $    0.00
                                 ==========  ==========  ==========

Below is a chart showing the estimated corporate federal net operating loss
(NOL) and the year in which it will expire.

         Year                        Amount    Expiration
         ----                     ---------    ----------
         1999 and prior           $  23,832          2011
         2000                        29,873          2020
         2001                        28,668          2021
         2002                        20,916          2022
         2003                       281,602          2023
         2004                       392,494          2024
                                  ---------
         Total NOL                 $777,385
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

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period  charges...." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

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

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2005 and the results of its operations and cash flows for the three months ended March 31, 2005 and 2004 have been made. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion is intended to provide an analysis of our financial condition and Plan of Operation and should be read in conjunction with our financial statements and the notes thereto set forth herein. The matters discussed in this section that are not historical or current facts, deal with potential future circumstances and developments. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

                               Plan of Operations

MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

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

We have initiated our "Promissory Note Program" to implement our Container Investment under arrangements with several companies involved in the brokering of domestic financially distressed or close-out goods. Our goal is to invest up to $1 million in container contracts by the end of July 2005. This $1 million will revolve every 45 days as additional container investment opportunities arise. With the higher-than-average returns we will generate the revenues to fund operations, and steadily grow the company.


                              Results of Operation

Three Months Ended March 31, 2005 resulted in an increase of revenues to $42,300 compared to $0 revenues for same period in 2004. Loss for the period ended March 31, 2005 increased to $196,911 compared to a loss of $88,640 for the same period ended 2004, due to one-time write-offs and discontinuance of non-productive operations.


Three Months Ended March 31, 2005 resulted in an increase in revenues of $42,300 compared to the Three Months Ended December. Operational losses decreased from $392,494 for the quarter ending December 31, 2004 to a loss of $196,911 for the period ending March 31, 2005. Total expenses decreased to $123,373 for the period ending March 31, 2005 from $392,494 in expenses for the period ending December 31, 2004. 31, 2004

Item 3. Controls and Procedures

                Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 are recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Principal Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

Within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer/Principal Accounting Officer. Based upon that evaluation, we have concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act.

                          Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities

     On February 10, 2005, we issued 5,305,443 shares of our common stock to Douglas Hamby for $100,000 in cash, or approximately$0.02 per share.

     On February 10, 2005, we issued 9,431,900 shares of our common stock to Jeffrey L. Schultz for $200,000 in cash, or approximately$0.02 per share.

     On February 24, 2005, we issued  200,000 shares of our common stock to five
(5) individual accredited investors for $30,000 in cash, or $0.15 per share.

     On March 3, 2005, we issued 1,000,000 shares of our common stock to Digital Wall Street for public relations services at a value of $0.02 per share.

     We relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"). Our officers and directors determined the sophistication of our investors, as the investors were either accredited investors, business associates of, or personally known to, our officer and director. Each investor completed a subscription agreement whereby the investors certified that they were purchasing the shares for their own accounts, with investment intent. This offering was not accompanied by general advertisement or general solicitation and the shares were issued with a Rule 144 restrictive legend. Under the Securities Act of 1933, all sales of an issuers' securities or by a shareholder, must either be made (i) pursuant to an effective registration statement filed with the SEC, or (ii) pursuant to an exemption from the registration requirements under the 1933 Act.

Item 3.  Defaults upon Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

Item 5: Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1 Certificate of Principal Executive Officer
31.2 Certificate of Principal Accounting Officer
32.1 Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     Report filed on Form 8-K on January 24, 2005 incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.
(Registrant)

Date: May 19, 2005                          By /s/ Jeffrey L. Schultz
                                            -----------------------------------
                                            Jeffrey L. Schultz, CEO/President


Date: May 19, 2005                          By /s/  Brian Schultz
                                            -----------------------------------
                                            Brian Schultz, Principal Accounting
                                            Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 19, 2005                          By /s/ Jeffrey L. Schultz
                                            -----------------------------------
                                            Jeffrey L. Schultz, Director

Date: May 19, 2005                          By /s/ George Weast
                                            -----------------------------------
                                                 George Weast, Director

Date: May 19, 2005                          By /s/ Stephen F. Burg
                                            -----------------------------------
                                                 Stephen F. Burg, Director