Form 10QSB
period 2005-06-30
SECURED FINANCIAL NETWORK, INC.
filed 2005-08-12
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

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

                                 (954) 556-5292
                          -----------------------------
                           (Issuer's telephone number)

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

Yes [X]   No [ ]

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of June 30, 2005 was 18,846,478.

                         SECURED FINANCIAL NETWORK, INC.

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                             Page

Item 1. Financial Statements:

       Balance Sheets - December 31, 2004 and June 30, 2005 (Unaudited) ..... 4

       Statements  of  Operations  - Three  Months Ended June 30, 2005 &
       2004 and Six Months Ended June 30, 2005 & 2004 (Unaudited) ........... 5

       Statement of Stockholers'  Equity - December 31, 2002 to June 30,
       2005 (Unaudited) ..................................................... 6

       Statement  of Cash Flows - Six Months  Ended June 30, 2005 & 2004
       (Unaudited) .......................................................... 7

       Notes to  Unaudited  Financial  Statements  - June  30,  2005 and
       December 31, 2004 .................................................... 8

Item 2. Managements Discussion and Analysis of Financial Condition
         and Plan of Operations ............................................ 14

Item 3. Controls and Procedures ............................................ 15


PART II: OTHER INFORMATION

Item 1. Legal Proceedings .................................................. 17

Item 2. Changes in Securities .............................................. 17

Item 3. Defaults upon Senior Securities..................................... 17

Item 4. Submission of Matters for a Vote of Security Holders................ 17

Item 5. Other Information................................................... 17

Item 6. Exhibits and Reports on Form 8-K ................................... 17

SIGNATURES.................................................................. 18

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

PART I: FINANCIAL INFORMATION

Item1. Financial Statements

                        SECURED FINANCIAL NETWORK, INC.
                                 BALANCE SHEETS
                                 --------------

                                     ASSETS
                                     ------
                                                 30-Jun
                                                  2005       December 31,
                                              (Unaudited)        2004
                                              -----------    -----------
CURRENT ASSETS
Cash                                          $    38,324    $        31
Accounts Receivable                                64,005           --
Container Notes Receivable                        280,500
Prepaid Expenses                                   10,805           --
                                              -----------    -----------
Total Current Assets                              393,634             31
                                              -----------    -----------
PROPERTY AND EQUIPMENT (NET)                        5,103          4,033
                                              -----------    -----------
OTHER ASSETS
Investment in Subsidiary                             --          240,000
Security Deposits                                   2,870           --
Trademarks, Formulae and Client Files (Net)          --           61,445
                                              -----------    -----------
Total Other Assets                                  2,870        301,445
                                              -----------    -----------
TOTAL ASSETS                                  $   401,607    $   305,509
                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
CURRENT LIABILITIES
Accounts Payable                              $    27,625    $    76,438
Accrued Expenses                                   22,208           --
Short Term Notes                                  394,000        223,233
                                              -----------    -----------
Total Current Liabilities                         443,833        299,671

LONG TERM LIABILITIES
Related Party Payables                             45,161           --
                                              -----------    -----------
Total Long Term Liabilities                        45,161           --
                                              -----------    -----------
TOTAL LIABILITIES                                 488,994        299,671
                                              -----------    -----------
STOCKHOLDERS' EQUITY
Common Stock authorized is 100,000,000
shares at $0.001 par value.  Issued and
outstanding on June 30, 2005 is 18,846,478
and December 31, 2004 is 1,012,765 shares          18,846          1,013
Additional Paid in Capital                        913,677        779,210
Stock Subscribed                                     --            3,000
Retained Earnings (Loss)                       (1,019,910)      (777,385)
                                              -----------    -----------
Total Stockholders' Equity                        (87,387)         5,838
                                              -----------    -----------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                          $   401,607    $   305,509
                                              ===========    ===========

The accompanying notes are an integral part of these statements

                        SECURED FINANCIAL NETWORK, INC.
                            Statements of Operations
                            ------------------------
                                  (Unaudited)


                                       Three Months Ended June 30       Six Months Ended June 30
                                      ----------------------------    ----------------------------
                                              2005            2004            2005            2004
                                      ------------    ------------    ------------    ------------
INCOME

Sales                                 $    129,167    $       --      $    171,467    $       --
                                      ------------    ------------    ------------    ------------

EXPENSES
Administrative Expenses                     93,049            --           198,919            --
Container Financing Expense                 62,087            --            62,087            --
Professional and Consulting                 18,930            --            36,348            --
Depreciation and Amortization                  266            --               350            --
Interest Expense                               450            --               450            --
                                      ------------    ------------    ------------    ------------


Total Expenses                             174,782            --           298,154            --
                                      ------------    ------------    ------------    ------------

Net (Loss) before Discontinued

     Operations                            (45,615)           --          (126,687)           --
                                      ------------    ------------    ------------    ------------

Gain on Disposal of Discontinued
     Operations                               --              --             9,162            --
Net Income (Loss) from Discontinued
     Operations                               --          (157,660)       (125,000)       (246,300)
Provision for Income Taxes
                                      ------------    ------------    ------------    ------------

NET (LOSS)                            $    (45,615)   $   (157,660)   $   (242,525)   $   (246,300)
                                      ============    ============    ============    ============

Basic and Diluted
Net (Loss) per Common Share           $      (0.00)   $      (0.23)   $      (0.02)   $      (0.36)
                                      ------------    ------------    ------------    ------------

Weighted Average Number of Shares
Common Shares Outstanding               14,471,763         690,691      14,471,763         690,691
                                      ------------    ------------    ------------    ------------

The accompanying notes are an integral part of these statements

                        SECURED FINANCIAL NETWORK, INC.

                        Statement of Stockholers' Equity
                        --------------------------------
                                  (Unaudited)

                                              Common Stock
                                     --------------------------       Paid in        Stock      Accumulated        Total
                                         Shares         Amount        Capital     Subscribed        (Loss)         Equity
                                     -----------    -----------    -----------    -----------   -----------    -----------
Balance, December 31, 2002               521,108    $       521    $    64,496    $     3,000   $  (103,289)   $   (35,272)

Common Stock Issued for Cash              15,207             15        122,985           --            --          123,000
Common Stock Issued for Service           32,389             32        234,068           --            --          234,100

 Net (Loss)                                 --             --             --             --        (281,602)      (281,602)
                                     -----------    -----------    -----------    -----------   -----------    -----------

 Balance, December 31, 2003              572,213            572        443,530          3,000      (384,891)        62,211

Common Stock Issued for Services         140,717            141         62,126           --            --           62,267
Common Stock Issued to acquire
     Subsidiary                           52,637             53        239,947           --            --          240,000
Common Stock Issued to retire Debt       247,198            247         33,607           --            --           33,854

 Net (Loss)                             (392,494)      (392,494)
                                     -----------    -----------    -----------    -----------   -----------    -----------

 Balance, December 31, 2004            1,012,765    $     1,013    $   779,210    $     3,000   $  (777,385)   $     5,838

Common Stock Issued for Cash
     in reorganization                14,737,343         14,737        285,263           --            --          300,000
Common Stock Cancelled                   (56,630)           (57)      (239,943)          --            --         (240,000)
Write-Off Subscription Receivable                                                       3,000        (3,000)          --
Common Stock Issued for Cash             200,000            200         29,800           --            --           30,000
Common Stock Issued for Service        2,953,000          2,953         56,347           --            --           59,300
                                                                                                               -----------
 Net (Loss)                                 --             --             --             --        (242,525)      (242,525)
                                     -----------    -----------    -----------    -----------   -----------    -----------

 Balance, June 30, 2005               18,846,478    $    18,846    $   913,677    $      --     $(1,019,910)   $   (87,387)
                                     ===========    ===========    ===========    ===========   ===========    ===========


On November 3, 2004 the Company had a 1 to 57 reverse stock split. This reverse split has been retroactively applied to the schedule above.


The accompanying notes are an integral part of these statements

                        SECURED FINANCIAL NETWORK, INC.

                             Statement of Cash Flows
                             -----------------------
                                  (Unaudited)

                                              Six Months Ended June 30
                                               ----------------------
                                                  2005         2004
                                               ---------    ---------
OPERATING ACTIVITIES

Net Income (Loss)                              $(242,525)   $(246,300)

Adjustments to Net Income
     Common Stock for Services                    59,300      338,631
     Write-off Subscription Receivable            (3,000)        --
     Depreciation                                    350       10,262
Changes in Assets and Liabilities
     Disposal of Discontinued Operations        (231,193)        --
     Contianer Notes Receivable                 (280,500)        --
     Inventory                                      --         24,401
     Accounts Receivable                         (64,005)        --
     Prepaid Expense                               8,533       27,531
     Accounts Payables                            27,625        9,464
                                               ---------    ---------

Cash (Used) in Operations                       (725,415)     163,989
                                               ---------    ---------

INVESTING ACTIVITIES
     Purchase of Equipment                        (5,453)      (3,216)
     Trademarks, Formulae, Client Files             --         (1,252)
     Investment in Subsidiary                       --       (240,000)
                                               ---------    ---------

Cash (Used) for Investing                         (5,453)    (244,468)
                                               ---------    ---------

FINANCING ACTIVITIES
     Principal Received on Notes                 394,000       78,884
     Principal Received from Related Parties      45,161         --
     Proceeds from the sale of Common Stock      330,000         --
                                               ---------    ---------

Cash Provided by Financing                       769,161       78,884
                                               ---------    ---------

Net Change in Cash                                38,293       (1,595)
                                               ---------    ---------

Beginning Cash Balance                                31        6,960
                                               ---------    ---------

Ending Cash Balance                            $  38,324    $   5,365
                                               =========    =========

Additional Disclosures
     Taxes                                     $    --      $    --
     Interest                                  $     450    $   1,695


The accompanying notes are an integral part of these statements

                         Secured Financial Network, Inc.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                       June 30, 2005 and December 31, 2004

Note 1. OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

The Company, Secured Financial Network, Inc. (originally Loughran/Go Corporation changed to 12 To 20 Plus, Inc.), was incorporated in April 26, 1996 and changed it's name to Secured Financial Network, Inc. on January 11, 2005. The Company was organized to manufacture and market over-the-counter medical remedies and similar products through retail establishments and those operations have been discontinued. The Company now provides financial services specializing in short term high-margin business capital sometimes referred to as "Opportunity
Financing/Investing." Its primary business is financing and/or investing in international container shipping. The Company also expects to expand into "bridge loan" capital financing.

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

Marketing Strategy
------------------

The Company has entered into the international container shipping market. On April 7, 2005 the Company implemented its primary business plan of providing manufactures and shippers with short-term, high participation capital by making its first container investment. As of June 30, 2005 the Company has invested $280,500 in several container contracts through its promissory note program. The average length of its container notes receivable as of June 30, 2005 is 45 days.

Container Notes Receivable and Revenue Recognition
--------------------------------------------------

The Company provides short-term (average 45-day) financing to manufacturers and shippers at a specified rate of return and secured by a non-interest bearing promissory note for the gross amount receivable (Principal plus interest/profit participation). The Company initially records its container notes receivable net of potential interest and profit participation. This represents the net principle amount invested in container financing which as of June 30, 2005 is $280,500.

Revenue in the form of interest/profit participation is accrued and recognized at the end of each month and also recorded in accounts receivable.

Accounts Receivable
-------------------

Accounts receivable consists primarily of accrued interest/container profit participation and is recorded when accrued as revenue. Because of the lack of history no allowance for doubtful accounts has been established.

Container Financing Expense
---------------------------

The cost of providing container financing in the form of interest is referred to as investor profit participation and is herein recorded under Container Financing Expense with other costs of container contract management.

Equipment
---------

Equipment is depreciated using the straight-line method over the estimated useful lives, which is five years. The Company disposed of its equipment along with all its other assets and liabilities upon merger with Secured Financial Network, Inc. Some new office equipment has been acquired. Fixed assets consist of the following:

Period Ended                                        6/30/05     12/31/04
------------                                        -------     --------
              Office equipment                       $9,486       $7,628
              Less: Accumulated depreciation           (350)      (3,595)
              Less: Disposed Assets                  (4,033)
                                                    -------     --------
              Total                                  $5,103       $4,033
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


                                               12 TO 20 Plus            Disposal                 12 TO 20 Plus
                                              December 31, 2004       Adjustments            at January 11, 2005
                                              -----------------       -----------            -------------------
ASSETS
Cash                                           $         31      $           (31) (a),(b),(c) $             -
Equipment, Net                                        4,033               (4,033)         (c)               -
Investment in Sub                                   240,000             (240,000)         (d)               -
Trademarks, Formulae, Etc.                           61,445              (61,445)         (c)               -
                                                  ---------                                   ---------------
Total Assets                                       $305,509                                    $            -
                                                  =========                                    ==============
LIABILITIES AND
SHAREHOLDER'S EQUITY
Liabilities
Accounts Payable                                   $ 76,438              (76,438)         (c) $             -
Notes Payable                                       223,233             (223,233)         (c)               -
New Loan                                                                  50,000          (b)          50,000
                                                  ---------                                         ---------
Total Liabilities                                   299,671                                            50,000
                                                  ---------                                         ---------
SHAREHOLDER'S EQUITY
Common Stock                                          1,013               14,680      (a),(d)          15,693
Paid in Capital                                     779,210               48,320  (a),(d),(e)         827,530
Stock Subscribed                                      3,000               -3,000          (e)               -
Retained (Loss)                                    (777,385)            (125,000)         (c)        (902,385)
Gain on Disposal                                                           9,162          (c)           9,162
                                                  ---------                                         ---------
Total Equity                                      $   5,838                                           (50,000)
                                                  ---------                                         ---------

Total Liabilities and Shareholder's
Equity                                             $305,509                                     $           -
                                                  =========                                     =============

(a)  Issue of 14,737,343  shares of commons stock for receipt of $300,000  cash.
     (b) Receipt of $50,000 loan.
(c) Payment of consulting and attorney fees, disposal of assets and liabilities resulting in net gain on disposition of $9,162
(d) Disposal of subsidiary by return of stock originally issued for its purchase.


Note 3 NOTES PAYABLE

Long-Term Notes

Notes payable and capital lease obligations consist of the following:

Period Ended                            6/30/05         12/31/04
------------                            -------         --------

Demand Note from shareholder
Interest at 8%                                           $35,000
Demand note from shareholder
Interest at 8%                                            10,000
Demand note from shareholder
Interest at 8%                                            10,000
Demand note from shareholder
No Interest                                                8,000
Demand note from shareholder
No Interest                                              145,865
Demand note from related Party          $45,161
Accrued Interest                                          14,368
                                        -------         --------

Total  Notes Payable                    $45,161         $223,233
                                        =======         ========

Short-Term Notes
----------------

The Company issues short-term notes (average 90-days) with a specific rate of return (average 4%) to acquire funds to invest into high yield activities (e.g. Container financing/investment). As of June 30, 2005 the Company's short-term notes payable total $394,000.


Note 4. STOCKHOLDERS' EQUITY

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

As of December 31, 2004 the Company had 1,012,765 post-split common shares valued at $780,223 issued and outstanding

Afterward, 14,737,343 post-split common shares were issued for $300,000 in the merger with Secured Financial Network, Inc. ($0.02 per share); 56,630 shares were received and cancelled for disposal of subsidiary valued at $240,000 (representing a reversal of the original purchase); 200,000 common shares were sold for $30,000 cash ($0.15 per share); 2,950,000 common shares were issued for services valued at $59,000 ($0.02 per share) 3,000 common shares were issued for services valued at $300 ($0.10 per share) and subscriptions receivable of 3,000 was written off as not collectable.


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

Year Ended December 31             2004            2003            2002
----------------------        ---------       ---------       ---------
   Deferred Tax Asset            86,349         $61,952          $4,602
   Valuation Allowance          (86,349)        (61,952)         (4,602)
   Current Taxes Payable           0.00            0.00            0.00
                              ---------       ---------       ---------
   Income Tax Expense         $    0.00       $    0.00       $    0.00
                              =========       =========       =========

Below is a chart showing the  estimated  corporate  federal net  operating  loss
(NOL) and the year in which it will expire.

         Year                   Amount              Expiration
         ----                   ------              ----------
         1999 and prior      $  23,832                 2011
         2000                   29,873                 2020
         2001                   28,668                 2021
         2002                   20,916                 2022
         2003                  281,602                 2023
         2004                  392,494                 2024
                             ---------
         Total NOL            $777,385
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

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2005 and the results of its operations and cash flows for the six months ended June 30, 2005 and 2004 have been made. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

Currently, our primary focus is container financing/investment. This enables manufacturers and shippers to finalize their transactions with short-term, high participation capital. Entering the fast-growing sector of international

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations - continued

container shipping, Secured Financial Network has made this financing/investment the core of its business to date.

We have initiated our "Promissory Note Program" to implement our Container Investment under arrangements with several companies involved in the brokering of domestic financially distressed or close-out goods. Our goal was to invest up to $1 million in container contracts by the end of July 2005. This $1 million will revolve every 45 days as additional container investment opportunities arise. With the higher-than-average returns we will generate the revenues to fund operations, and steadily grow the company. We made our first Container Investment on April 7, 2005 implementing our primary business plan. As of the close June 30, 2005, we had invested $280,500 in various Container Contracts through our Promissory Note Program.


                              Results of Operation

Three Months Ended June 30, 2005 and June 30, 2004.
---------------------------------------------------

During the three months ended June 30, 2005, we generated $129,167 in revenue compared to revenues of 0 for the same period ending June 30, 2004. Net losses for the three months ending June 30, 2005, were $ (45,615) compared to net losses of $(157,660) for the same period ending June 30, 2004, and were primarily attributable to administrative expenses, container financing expenses and professional and consulting fees.

Six Months Ended June 30, 2005 and June 30, 2004.
-------------------------------------------------

During the six months ended June 30, 2005, we generated $171,467 in revenue compared to revenues of 0 for the same period ending June 30, 2004. Net losses for the six months ending June 30, 2005, were $ (242,525) compared to net losses of $(246,300) for the same period ending June 30, 2004, and were primarily attributable to reorganizational costs associated with the merger, administrative expenses, container financing expenses and professional and consulting fees.


                        Liquidity and Capital Resources.

At June 30, 2005, the Company's total assets of $401,607 were exceeded by current liabilities of $488,994. We had cash on hand of $38,324. We believe that additional working capital in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months in the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.


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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities

During the three month period ending June 30, 2005, we issued 3,000 shares of our common stock to a consultant at a value of $0.10 per share, or $300.

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

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1      Certificate of Principal Executive Officer

31.2      Certificate  of Principal Accounting Officer

32.3      Certification  Pursuant  to 18 U.S.C.  1350,  as Adopted  Pursuant  to
          Section 906 of the Sarbanes-Oxley Act of 2002

32.4      Certification  Pursuant  to 18 U.S.C.  1350,  as Adopted  Pursuant  to
          Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

         None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.
(Registrant)

Date: August 12, 2005               By /s/ Jeffrey L. Schultz
                                           -----------------------------------
                                           Jeffrey L. Schultz, CEO/President


Date: August 12, 2005               By /s/ Brian Schultz
                                           -----------------------------------
                                           Brian Schultz, Principal
                                           Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 12, 2005               By /s/ Jeffrey L. Schultz
                                           -----------------------------------
                                           Jeffrey L. Schultz, Director

Date: August 12, 2005               By /s/ George Weast
                                           -----------------------------------
                                           George Weast, Director

Date: August 12, 2005               By /s/ Stephen F. Burg
                                           -----------------------------------
                                           Stephen F. Burg, Director