Form 10QSB
period 2005-09-30
SECURED FINANCIAL NETWORK, INC.
filed 2005-11-15
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

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

Yes [X]   No [ ]

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of September 30, 2005 was 18,846,478.

                         SECURED FINANCIAL NETWORK, INC.

                                TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION                                           Page

Item 1. Financial Statements...................................................3

        Balance Sheets (Unaudited).............................................3
        Statements of Operations (Unaudited)...................................4
        Statement of Stockholders' Equity (Unaudited)..........................5
        Statements of Cash Flows (Unaudited)...................................6
        Notes to Financial Statements..........................................7

Item 2. Managements Discussion and Analysis of Financial Condition
            and Plan of Operations............................................14

Item 3. Controls and Procedures...............................................15


PART II: OTHER INFORMATION

Item 1. Legal Proceedings ....................................................16

Item 2. Changes in Securities ................................................16

Item 3. Defaults upon Senior Securities.......................................16

Item 4. Submission of Matters for a Vote of Security Holders..................16

Item 5. Other Information.....................................................16

Item 6. Exhibits and Reports on Form 8-K .....................................16

SIGNATURES....................................................................17


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

PART I: FINANCIAL INFORMATION

Item1. Financial Statements


                         SECURED FINANCIAL NETWORK, INC.
                                 Balance Sheets
                                 --------------

                                     ASSETS
                                                  September 30,
                                                      2005         December 31,
                                                  (Unaudited)         2004
                                                --------------------------------
CURRENT ASSETS
    Cash                                                 9,748              31
    Accounts Receivable                               1,488,977               -
    Container Notes Receivable                        1,770,000               -
    Employee Advances                                       927               -
    Prepaid Expenses                                      5,322               -
                                                --------------- ---------------

    Total Current Assets                              3,274,974              31
                                                --------------- ---------------

PROPERTY AND EQUIPMENT (NET)                              4,837           4,033
                                                --------------- ---------------

OTHER ASSETS
    Investment in Subsidiary                                  -         240,000
    Security Deposits                                     2,870               -

    Trademarks, Formulae and Client Files (Net)               -          61,445
                                                --------------- ---------------
    Total Other Assets                                    2,870         301,445
                                                --------------- ---------------
TOTAL ASSETS                                     $    3,282,681   $     305,509
                                                =============== ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts Payable                             $    1,149,757     $    76,438
    Accrued Expenses                                     35,907               -
    Short Term Notes                                  1,100,000         223,233
                                                --------------- ----------------

    Total Current Liabilities                         2,285,664         299,671

LONG TERM LIABILITIES

    Related Party Payables                               47,333               -
                                                --------------- ---------------

    Total Long Term Liabilities                          47,333               -
                                                --------------- ---------------

TOTAL LIABILITIES                                     2,332,997        299,671
                                                --------------- ---------------

STOCKHOLDERS' EQUITY
    Common Stock authorized is 100,000,000
    shares at $0.001 par value.  Issued and
    outstanding on September 30, 2005 is
    18,971,478 and December 31, 2004
    is 1,012,765 shares.                                 18,971           1,013

    Additional Paid in Capital                          926,052         779,210
    Stock Subscribed                                          -           3,000
    Retained Earnings (Loss)                              4,661        (777,385)
                                                --------------- ---------------

     Total Stockholders' Equity                         949,684           5,838
                                                --------------- ---------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                             $    3,282,681   $     305,509
                                                =============== ===============


The accompanying notes are an integral part of these statements

                         SECURED FINANCIAL NETWORK, INC.

                            Statements of Operations
                           ---------------------------
                                   (Unaudited)




                                              Three Months Ended             Nine Months Ended
                                                 September 30,                 September 30,
                                       ------------------------------- -------------------------------
                                            2005            2004              2005            2004
                                       --------------- --------------- --------------- ---------------
INCOME
  Sales                                   $  1,552,942               -    $  1,724,409               -
                                       --------------- --------------- --------------- ---------------
EXPENSES
  Administrative Expenses                      117,400               -         316,884               -
  Container Financing Expense                  377,428               -         377,428
  Professional and Consulting                    26,290              -          62,339               -
  Depreciation and Amortization                  266                 -             350               -

Interest Expense                                 5,672               -          68,209               -
                                       --------------- --------------- --------------- ---------------
Total Expenses                                 527,056               -         825,210               -
                                       --------------- --------------- --------------- ---------------
Net Income/(Loss) before Discontinued
  Operations                                1,025,886                -         899,199               -
                                       --------------- --------------- --------------- ---------------
Gain on Disposal of Discontinued
  Operations                                         -               -           9,162               -
                                       --------------- --------------- --------------- ---------------
Net Income (Loss) from Discontinued
  Operations                                         -        (111,490)       (125,000)       (357,789)
                                       --------------- --------------- --------------- ---------------
Provision for Income Taxes                      (1,315)              -          (1,315)              -

                                       --------------- --------------- --------------- ---------------

NET INCOME/(LOSS)                         $  1,024,571    $  (111,490)    $    782,046    $  (357,789)
                                       =============== =============== =============== ===============
Basic and Diluted
  Net (Loss) per Common Share             $       0.06    $     (0.14)    $       0.05    $      (0.45)
                                       --------------- --------------- --------------- ---------------
Weighted Average Number of Shares
  Common Shares Outstanding                 15,965,110         791,303      15,965,110         791,303
                                       --------------- --------------- --------------- ---------------



The accompanying notes are an integral part of these statements

                            SECURED FINANCIAL NETWORK

                        Statement of Stockholders' Equity
                       ----------------------------------
                                   (Unaudited)

             for the period December 31, 2002 to September 30, 2005




                                         Common Stock
                                   -------------------------   Paid in       Stock     Accumulated     Total
                                      Shares      Amount       Capital     Subscribed    (Loss)        Equity
                                   ------------ ------------ ------------ ------------ ------------ ------------
Balance, December 31, 2002              521,108   $      521   $   64,496   $    3,000   $ (103,289)  $  (35,272)

Common Stock Issued for Cash             15,207           15      122,985                                123,000
Common Stock Issued for Service          32,389           32      234,068                                234,100
Common Stock Issued to retire Debt
                                          3,509            4       21,981                                 21,985
                                                                                                               -
 Net (Loss)                                                                                (281,602)    (281,602)
                                   ------------ ------------ ------------ ------------ ------------ ------------

 Balance, December 31, 2003             572,213          572      443,530        3,000     (384,891)      62,211


Common Stock Issued for Services        140,717          141       62,126                                 62,267
Common Stock Issued to acquire
     Subsidiary                          52,637           53      239,947                                240,000
Common Stock Issued to retire Debt      247,198          247       33,607                                 33,854

Net (Loss)                                                                                 (392,494)    (392,494)
                                   ------------ ------------ ------------ ------------ ------------ ------------
 Balance, December 31, 2004           1,012,765   $    1,013   $  779,210   $    3,000   $ (777,385)  $    5,838

Common Stock Issued for Cash
     in reorganization               14,737,343       14,737      285,263                                300,000
Common Stock Cancelled                 (56,630)          (57)    (239,943)                              (240,000)
Write-Off Subscription Receivable                                   3,000       (3,000)                   -
Common Stock Issued for Cash            200,000          200       29,800                                 30,000
Common Stock Issued for Service       3,078,000        3,078       68,722                                 71,800
Net Income/(Loss)                                                                           782,046      782,046
                                   ------------ ------------ ------------ ------------ ------------ ------------


 Balance, September 30, 2005         18,971,478   $   18,971   $  926,052   $        -   $    4,661   $  949,684
                                   ============ ============ ============ ============ ============ ============


On November 3, 2004 the Company had a 1 to 57 reverse stock split. This reverse split has been retroactively applied to the above schedule.


The accompanying notes are an integral part of these statements

                         SECURED FINANCIAL NETWORK, INC.

                            Statements of Cash Flows
                           --------------------------
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                    ---------------------------
                                                       2005           2004
                                                    ------------- -------------
OPERATING ACTIVITIES

Net Income (Loss)                                    $    782,046  $   (357,789)

Adjustments to Net Income

     Common Stock for Services                             71,800             -
     Depreciation                                             616             -

Changes in Assets and Liabilities
     Disposal of Discontinued Operations                 (234,193)      351,292

     (Increase)/Decrease Container Notes Receivable    (1,770,000)            -
     (Increase)/Decrease in Security Deposits              (2,870)            -

     (Increase)/Decrease in Accounts Receivable        (1,489,904)            -
     (Increase)/Decrease in Prepaid Expense                (5,322)            -

     Increase/(Decrease) in Accrued Expenses               35,907             -
     Increase/(Decrease) in Accounts Payable            1,149,757             -
                                                    ------------- -------------
Cash (Used) in Operations                              (1,462,163)       (6,497)
                                                    ------------- -------------
INVESTING ACTIVITIES
     Purchase of Equipment                                 (5,453)            -
                                                    ------------- -------------
Cash (Used) for Investing                                  (5,453)           -

                                                    ------------- -------------
FINANCING ACTIVITIES

     Principal Received on Notes                        1,100,000             -
     Principal Received from Related Parties               47,333             -
     Proceeds from the sale of Common Stock               330,000             -
                                                    ------------- -------------
Cash Provided by Financing                              1,477,333             -
                                                    ------------- -------------
Net Change in Cash                                          9,717        (6,497)
                                                    ------------- -------------
Beginning Cash Balance                                         31         6,960
                                                    ------------- -------------
Ending Cash Balance                                  $      9,748  $        463
                                                    ============= =============
Additional Disclosures
     Taxes                                           $          -  $          -
     Interest                                        $     68,209  $      1,695

Non-Cash Transactions:
     The company issued 3,078,000 common shares for services valued at $71,800. The company cancelled 56,630 common shares and eliminated the corresponding
        $240,000 investment in a subsidiary.

The accompanying notes are an integral part of these statements

                         Secured Financial Network, Inc.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    September 30, 2005 and December 31, 2004

Note 1.        OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

The Company, Secured Financial Network, Inc. (originally Loughran/Go Corporation changed to 12 To 20 Plus, Inc.), was incorporated in April 26, 1996 and changed its name to Secured Financial Network, Inc. on January 11, 2005. The Company was organized to manufacture and market over-the-counter medical remedies and similar products through retail establishments and those operations have been discontinued. The Company now provides financial services specializing in short term high-margin business capital sometimes referred to as "Opportunity
Financing/Investing." Its primary business is financing and/or investing in domestic and international container shipping. The Company also expects to expand into "bridge loan" capital financing.

Going Concern
-------------

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company had accumulated a deficit in retained earnings of $777,385 from losses for the previous years. For the nine months ended September 30, 2005 the company has a net income of $783,361 and has overcome the accumulated retained earnings deficit by $5,976. This is the first quarter the company has reported net income. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty

Marketing Strategy
------------------

The Company has entered into the domestic and international container shipping market. On April 7, 2005 the Company implemented its primary business plan of providing manufactures and shippers with short-term, high participation capital by making its first container investment. As of September 30, 2005 the Company has invested $1,770,000 in several container contracts through its promissory note program. The average length of its container notes receivable as of September 30, 2005 is 45 days.

Container Notes Receivable and Revenue Recognition
--------------------------------------------------

The Company provides short-term (average 45-day) financing to manufacturers and shippers at a specified rate of return and secured by a non-interest bearing promissory note for the gross amount receivable (Principal plus interest/profit participation). The Company initially records its container notes receivable net of potential interest and profit participation. This represents the net principle amount invested in container financing which as of September 30, 2005 is $1,770,000.

Revenue in the form of interest/profit participation is accrued and recognized at the end of each month and recorded in accounts receivable.

Accounts Receivable
-------------------

Accounts receivable consists primarily of accrued interest/container profit participation and is recorded when accrued as revenue. Because of the lack of history no allowance for doubtful accounts has been established. The Accounts Receivable balance is $1,488,977 all of which is less that 45 days old.

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

Equipment
---------

Equipment is depreciated using the straight-line method over the estimated useful lives, which is five years. The Company disposed of its equipment along with all its other assets and liabilities upon merger with Secured Financial Network, Inc. Some new office equipment has been acquired. Fixed assets consist of the following:

Period Ended                                    9/30/05   12/31/04
---------------                                 -------    -------
               Office equipment                 $ 9,486    $ 7,628
               Less: Accumulated depreciation      (616)    (3,595)
               Less: Disposed Assets             (4,033)
                                                -------    -------
               Total                            $ 4,837    $ 4,033
                                                =======    =======

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


                             12 TO 20 Plus            Disposal                 12 TO 20 Plus
                            December 31, 2004       Adjustments            at January 11, 2005
                            -----------------       -----------            -------------------

ASSETS
Cash                         $         31      $           (31) (a),(b),(c) $             -
Equipment, Net                      4,033               (4,033)         (c)               -
Investment in Sub                 240,000             (240,000)         (d)               -
Trademarks, Formulae, Etc.         61,445              (61,445)         (c)               -
                                ---------                                   ---------------

Total Assets                     $305,509                                    $            -
                                 ========                                    ==============

LIABILITIES AND
SHAREHOLDER'S EQUITY
Liabilities
Accounts Payable                 $ 76,438              (76,438)         (c) $             -
Notes Payable                     223,233             (223,233)         (c)               -
New Loan                          _______               50,000          (b)          50,000
                                                                                  ---------




Notes to Unaudited Financial Statements - continued.


                            12 TO 20 Plus            Disposal                 12 TO 20 Plus
                            December 31, 2004       Adjustments            at January 11, 2005
                            -----------------       -----------            -------------------


Total Liabilities                 299,671                                            50,000
                                 --------                                         ---------

SHAREHOLDER'S EQUITY
Common Stock                        1,013               14,680      (a),(d)          15,693
Paid in Capital                   779,210               48,320  (a),(d),(e)         827,530
Stock Subscribed                    3,000               -3,000          (e)               -
Retained (Loss)                  (777,385)            (125,000)         (c)        (902,385)
Gain on Disposal                  _______                9,162          (c)           9,162
                                                                                  ---------

Total Equity                    $   5,838                                           (50,000)
                                ---------                                            -------

Total Liabilities and
Shareholder's Equity             $305,509                                     $           -
                                 ========                                     =============


(a)  Issue of 14,737,343  shares of commons stock for receipt of $300,000  cash.
     (b) Receipt of $50,000 loan.
(c) Payment of consulting and attorney fees, disposal of assets and liabilities resulting in net gain on disposition of $9,162
(d) Disposal of subsidiary by return of stock originally issued for its purchase.


Note 3 NOTES PAYABLE

Long-Term Notes

Notes payable and capital lease obligations consist of the following:

Period Ended                     9/30/05          12/31/04
------------                     -------          --------

Demand Note from shareholder
Interest at 8%                                      $35,000
Demand note from shareholder
Interest at 8%                                       10,000
Demand note from shareholder
Interest at 8%                                       10,000
Demand note from shareholder
No Interest                                           8,000
Demand note from shareholder
No Interest                                         145,865
Demand note from related Party     $47,333
Accrued Interest                                     14,368
                                  --------         --------

Total  Notes Payable               $45,161         $223,233
                                   =======         ========

Short-Term Notes
----------------

The Company issues short-term notes (average 90-days) with a specific rate of return (average 4%) to acquire funds to invest into high yield activities (e.g. Container financing/investment). As of September 30, 2005 the Company's short-term notes payable total $1,100,000.


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

As of December 31, 2004 the Company had 1,012,765 post-split common shares valued at $780,223 issued and outstanding

Afterward, 14,737,343 post-split common shares were issued for $300,000 in the merger with Secured Financial Network, Inc. ($0.02 per share); 56,630 shares were received and cancelled for disposal of subsidiary valued at $240,000 (representing a reversal of the original purchase); 200,000 common shares were sold for $30,000 cash ($0.15 per share); 2,950,000 common shares were issued for services valued at $59,000 ($0.02 per share); 128,000 common shares were issued for services valued at $12,800 ($0.10 per share) and subscriptions receivable of 3,000 was written off as not collectable.


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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $171,025, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $777,385. The total valuation allowance is a comparable $177,025. During the first three quarters of 2005 the company had net income of $783,361 leaving a net income of 5,976 with an estimated tax payable of $1,315 ($783,361-$777,385 = $5,976 x 22%). The details for the current period and the last two years follow:

Period and Year Ended                    9/30/05     12/31/04      12/31/03
---------------------                  ---------   ----------    ----------
               Deferred Tax Asset      $    0.00       86,349    $   61,952
               Valuation Allowance          0.00      (86,349)      (61,952)
               Current Taxes Payable       1,315         0.00          0.00
                                       ---------   ----------    ----------
               Income Tax Expense      $   1,315   $     0.00    $     0.00
                                       =========   ==========    ==========

Below is a chart showing the  estimated  corporate  federal net  operating  loss
(NOL) and the year in which it will expire.

         Year                              Amount             Expiration
         ----                              ------             ----------
         1999 and prior                 $  23,832                 2011
         2000                              29,873                 2020
         2001                              28,668                 2021
         2002                              20,916                 2022
         2003                             281,602                 2023
         2004                             392,494                 2024
                                        ---------
         Total NOL                        777,385
         Less net income Jan-Sep 2005    (783,361)
                                         --------
         Total NOL                     $   (5,976)
                                       ==========

The Company has filed no income tax returns since inception. Management is planning to complete these during 2004.


Note 6. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

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

Statement No. 154 - Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2005 and the results of its operations and cash flows for the nine months ended September 30, 2005 and 2004 have been made. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion is intended to provide an analysis of our financial condition and Plan of Operation and should be read in conjunction with our financial statements and the notes thereto set forth herein. The matters discussed in this section that are not historical or current facts, deal with potential future circumstances and developments. Our actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed belo



                              Plan of Operations

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

Currently, our primary focus is container financing/investment. This enables manufacturers and shippers to finalize their transactions with short-term, high participation capital. Entering the fast-growing sector of international container shipping, Secured Financial Network has made this financing/investment the core of its business to date.

We have initiated our "Promissory Note Program" to implement our Container Investment under arrangements with several companies involved in the brokering of domestic financially distressed or close-out goods. Our goal was to invest up to $1 million in container contracts by the end of July 2005. This $1 million will revolve every 45 days as additional container investment opportunities arise. With the higher-than-average returns we will generate the revenues to fund operations, and steadily grow the company. We made our first Container Investment on April 7, 2005 implementing our primary business plan. As of the close September 30, 2005, we had invested $280,500 in various Container Contracts through our Promissory Note Program.



                              Results of Operation

Nine Months Ended September 30, 2005 and September 30, 2004.
During the nine months ended September 30, 2005, we generated $1,724,409 in revenue compared to revenues of 0 for the same period ending September 30, 2004. Net income for the nine months ending September 30, 2005, was $899,199 compared to net losses of $(157,660) for the same period ending September 30, 2004, and were primarily attributable to increased sales.


                        Liquidity and Capital Resources.

At September 30, 2005, the Company's total assets of $3,282,681 exceeded current liabilities of $2,332,997. We had cash on hand of $9,748, accounts receivables of $1,488,977 and container notes receivables of $1,770,000. We believe that we will have sufficient working capital to meet our cash requirements for the next 12 months.


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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

         None

Item 2. Changes in Securities

     During the three month period ending September 30, 2005, we issued (i) 25,000 shares of our common stock to a director for services rendered at a value of $0.10 per share, or $2,500, and (ii) 100,000 shares to the Anthony Russell Family Trust as part of a profit participation for a Promissory Note at a value of $.10 per share, or $10,000 .

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

         None

Item 5: Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     31.1 Certificate of Principal Executive Officer
     31.2 Certificate of Principal Accounting Officer
     32.1 Certification  Pursuant  to 18 U.S.C.  1350,  as Adopted  Pursuant  to
          Section 906 of the Sarbanes-Oxley Act of 2002
     32.1 Certification  Pursuant  to 18 U.S.C.  1350,  as Adopted  Pursuant  to
          Section 906 of the Sarbanes-Oxley Act of 2002
     (b) Reports on Form 8-K

         None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.
(Registrant)

Date: November 14, 2005             By /s/ Jeffrey L. Schultz
                                            -----------------------------------
                                            Jeffrey L. Schultz, CEO/President


Date: November 14, 2005             By /s/ Brian Schultz
                                            -----------------------------------
                                           Brian Schultz, Principal
                                           Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 14, 2005             By /s/ Jeffrey L. Schultz
                                          -----------------------------------
                                           Jeffrey L. Schultz, Director

Date: November 14, 2005             By /s/ Stephen F. Burg
                                           -----------------------------------
                                           Stephen F. Burg, Director