Form 10KSB
period 2005-12-31
SECURED FINANCIAL NETWORK, INC.
filed 2006-05-15
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.: 000-49612

SECURED FINANCIAL NETWORK, INC.
(Name of small business issuer in its charter)

Nevada	86-0955239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 NE 3rd Avenue
Suite 1500
Ft. Lauderdale, Florida 33301
(Address, including zip code, of principal executive offices)

Issuer’s telephone number : (954) 332-3793

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.001 Per Share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ]Yes [ ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer’s revenues for its most recent fiscal year. $2,129,500

As of December 31, 2005, we had 19,628,108 shares of our $0.001 par value common stock issued and outstanding. On December 31, 2005, the aggregate market value of our common stock held by non-affiliates was approximately $5,888,432.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Form (Check one):  Yes [  ] No [X]

To simplify the language in this Form 10-KSB, Secured Financial Network, Inc., a Nevada corporation, is referred to herein as the "Company" or "We."

Table of contents

		Page
PART 1		3

ITEM 1.	ITEM 1. DESCRIPTION OF BUSINESS.	3

ITEM 2.	DESCRIPTION OF PROPERTY	4

ITEM 3.	LEGAL PROCEEDINGS	4

ITEM 4.	LEGAL PROCEEDINGS.	4

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.	4

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	5

ITEM 7.	FINANCIAL STATEMENTS.	8

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.	20

ITEM 8A.	CONTROLS AND PROCEDURES	20

PART II		21

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS. PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)	21

ITEM 9B:	COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT	22

ITEM 10.	EXECUTIVE COMPENSATION	21

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.	22

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.	23

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K.	23

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	24

	SIGNATURES	24

PART I

This report on Form 10-KSB and documents incorporated herein by reference contain certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995 which involve substantial risks and uncertainties. When used in this report and in other reports filed by the Company, the forward-looking statements are often identified by the use of such terms and phrases as “anticipates,” “believes,” “intends,” “plans,” “expects,” “seeks,” “scheduled,” “foreseeable future’ and similar expressions. Although the Company believes the understandings and assumptions on which the forward-looking statements in this report are based are reasonable, the Company’s actual results, performance and achievements could differ materially from the results in, or implied by, these forward-looking statements. Certain factors that could cause or contribute to such differences include those discussed in “Management’s Plan of Operations” and elsewhere herein.

ITEM 1. DESCRIPTION OF BUSINESS.

The Company

The Company was originally incorporated in the State of Nevada on April 29, 1996 as “Loughran/Go Corporation”. On April 12, 2002, the Company entered into an Agreement and Plan of Merger with 12 to 20 Plus, Incorporated (12 to 20), a Delaware corporation, whereby 12 to 20 was merged into the Company, and the Company was the surviving company. The Articles of Merger were filed with the Secretary of State of Nevada on May 8, 2002. The Company filed Articles of Amendment to Charter amending its Articles of Incorporation with the Secretary of State of Nevada to change the Company’s name to “12 to 20 Plus, Incorporated.”

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

On June 20, 2002, a majority of the shareholders of the Company authorized a forward stock split of three (3) shares of the common stock of the Company for every one (1) share of the common stock of the Company held by shareholders of the Company at the date of the merger. Immediately prior to the stock split there were 4,450,000 shares of the Company’s common stock issued and outstanding. Upon the date, and as a result, of the stock split, the Company had 13,350,000 shares of issued and outstanding common stock.

On October 30, 2002, a majority of the shareholders of the Company authorized a forward stock split of six (6) shares of common stock of the Company for every one (1) share of the common stock of the Company held by shareholders as of that date. Three (3) shareholders also returned 8,400,000 shares of common stock to the treasury of the Company. Immediately prior to the stock split there were 4,950,000 shares of the Company’s common stock issued and outstanding. Immediately after the stock split the Company had 29,700,000 shares of its common stock issued and outstanding.

On October 28, 2004, a majority of the shareholders of the Company authorized a reverse stock split of one (1) share for every fifty-seven (57) shares of the common stock of the Company held by shareholders as of that date. Immediately prior to the stock split there were 57,721,460 shares of the Company’s common stock issued and outstanding. Immediately after the stock split the Company had 1,012,765 shares of its common stock issued and outstanding.

On December 10, 2004, a majority of our stockholders approved a merger between the Company and Secured Financial Network, Inc., a Nevada corporation, whereby the Company would be the surviving company.

ITEM 1. DESCRIPTION OF BUSINESS - continued

Effective January 11, 2005, Secured Financial Network, Inc., a Nevada corporation, pursuant to Articles and Plan of Merger filed with the Nevada Secretary of State on January 11, 2005, merged into the Company. The name of the Surviving Corporation was changed to “Secured Financial Network, Inc.”

On January 19, 2005, Carol Slavin resigned her position as Director and President of the Surviving Corporation and was replaced by Jeffrey L. Schultz who shall serve as a director and President of the Surviving Corporation until his resignation or removal.

On January 19, 2005, Linda Hannon resigned her position as Director, Secretary and Treasurer of the Surviving Corporation and was replaced by Brian N. Schultz who shall serve as Secretary and Treasurer of the Surviving Corporation until his resignation or removal. The vacant directorship resulting from Ms. Hannon’s resignation was filled by George Weast who shall serve until his resignation or removal.

On January 19, 2005, Elizabeth Yaeger resigned her position as Director of the Surviving Corporation and was replaced by Stephen F. Burg who shall serve until his resignation or removal.

The Business

Secured Financial Network, Inc. is a financial services company specializing in short term high-margin business capital markets, sometimes referred to as “Opportunity Financing.” The company primarily engages in the types of transactions that include, but are not limited to Container Financing and Bridge Financing. The Company’s investment criteria for such transactions is characterized by rapid turnaround, and limited risks with high-profit-participation objectives.

Employees

During the period covered by this report, we had 2 employees.

ITEM 2. DESCRIPTION OF PROPERTY.

Office Facilities
1000 sq. ft
7951 SW 6th St, Suite 210
Plantation, Fl. 33324

ITEM 3. LEGAL PROCEEDINGS.

We were not a party to any legal proceedings during the reporting period, and we know of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in his or her capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Principal Market or Markets

Our common stock is listed on the Over-the-Counter Electronic Bulletin Board. Our trading symbol is “SFNL.”

Approximate Number of Common Stock Holders

As of December 31, 2005, we had 19,628,108 shares of common stock outstanding, held by approximately 200 shareholders.

Dividend Policy

We have never declared or paid cash dividends on our common stock and anticipate that future earnings, if any, will be retained for development of our business.

Recent Sales of Unregistered Securities

None

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion is intended to provide an analysis of the Company’s financial condition and Plan of Operation and should be read in conjunction with the Company’s financial statements and the notes thereto set forth herein. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. The Company’s actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

Plan of Operation

Following the merger with Secured Financial Network, Inc., the business has been refocused on conducting short-term, high-participation financial transactions. These are business instruments that offer higher-than-average returns, without experiencing higher risk factors. Such contracts include “container financing” that enable manufacturers and shippers to complete trade transactions, with maturities averaging 45 days. In such agreements, working with a network of qualified agents, the Company obtains a secured positioned with professionally valued collateral assets and personal guarantees.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

Similarly, “bridge financings” fall into the short-term category of providing business capital primarily for Corporate, Production and Real Estate purposes. These customers require additional working capital, for a limited period of time. The need may exist until the closing of new equity financing, or for a variety of manufacturing and construction project delays. The Company targets the shortest term contracts in this category, 30-60 days, and with positions secured by free trading stock, inventories of production materials, finished products, buildings, land or other resalable assets.

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

We have initiated our “Promissory Note Program” to implement our Container Investment under arrangements with several companies involved in the brokering of domestic financially distressed or close-out goods. Our goal was to invest up to $1 million in container contracts by the end of July 2005. This $1 million will revolve every 45 days as additional container investment opportunities arise. With the higher-than-average returns we will generate the revenues to fund operations, and steadily grow the company. We made our first Container Investment on April 7, 2005 implementing our primary business plan.  As of December 31, 2005, we had invested $2,025,000 in various Container Contracts through our Promissory Note Program.

Results of Operation for Year Ended December 31, 2005

The Company generated $2,129,500 in revenue during the period covered by this Report. Net losses for the year ending December 31, 2005, of $(2,554,024) were primarily attributable to inability to collect on receivables.

The Company had total assets of $48,341at the year ended December 31, 2005, compared to $305,509 for the year ended December 31, 2004. The decrease was primarily attributed to losses incurred by the company’s inability to collect on receivables.

The Company had total liabilities of 2,563,315 at the year ended December 31, 2005, compared to $299,669 for the year ended December 31, 2005. The increase was primarily attributable to inability to pay down note holders and collect receivables owed.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION - continued

At December 31, 2005, the Company had $0 cash on hand compared to $31 at December 31, 2004.

At December 31, 2005, the Company had accounts receivable of $1,841,101 and container note receivables of $3,611,101. At December 31, 2005, the Company had an allowance for doubtful accounts of $3,611,101. The Company’s accounts receivable is primarily from two clients that are currently under investigation for certain “offshore” transactions made prior to their association with the Company. The Company is not under investigation. However, these clients have been instructed to cease business operation pending completion of the investigation. As a result they are unable to collect their receivables and subsequently pay the Company amounts owed.

The monies owed the Company by its clients are not in dispute and Management believes that the amounts being held will ultimately be collected.

Even though management is confident that amounts currently being held will ultimately be received and will take whatever action is necessary to protect its interests, timing of the release of those funds is uncertain. Accordingly, the Company has established an allowance for uncollectible receivables of 100% because of the uncertainties associated with collection.

The current situation with container notes receivable and accounts receivable has seriously affected the cash flow of the Company. Management believes that this is a temporary situation.

The Company expects to continue to incur losses at least through the first half of 2006, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

Liquidity and Capital Resources

At December 31, 2005, the Company’s total assets of $48,341 were exceeded by our total liabilities of $2,563,315. We had no working capital. We believe that additional working capital will need to be raised in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

ITEM 7. FINANCIAL STATEMENTS.

MOORE & ASSOCIATES, CHARTERED
     ACCOUNTANTS AND ADVISORS
            PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Secured Financial Network, Inc.
Lauderdale, Florida

We have audited the accompanying balance sheet of Secured Financial Network, Inc as of December 31, 2005, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Secured Financial Network, Inc as of December 31,
2005 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company’s recurring losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
May 11, 2006

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

SECURED FINANCIAL NETWORK, INC.

BALANCE SHEETS

ASSETS
	December 31,
	2005	2004
CURRENT ASSETS
Cash	$-	$31
Accounts Receivable	1,841,101	-
Container Notes Receivable	1,770,000	-
Allowance for Uncollectibles	(3,611,101)	-
Employee Loans	32,134	-
Prepaid Expenses	2,500	-

Total Current Assets	34,634	31

PROPERTY AND EQUIPMENT (NET)	4,837	4,033

OTHER ASSETS
Investment in Subsidiary	-	240,000
Investments Held for Sale	6,000	-
Security Deposits	2,870	-
Trademarks, Formulae and Client Files (Net)	-	61,445

Total Other Assets	8,870	301,445

TOTAL ASSETS	$48,341	$305,509

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$128,061	$76,438
Investor Notes Payable	2,025,000	-
Investor Profit Participation	256,733	-
Accrued Expenses	103,521	-
Short Term Notes	50,000	223,233

Total Current Liabilities	2,563,315	299,671

LONG TERM LIABILITIES	-	-

TOTAL LIABILITIES	2,563,315	299,671

STOCKHOLDERS' EQUITY
Common Stock authorized is 100,000,000
shares at $0.001 par value. Issued and
outstanding on December 31, 2005 is 19,628,108
and December 31, 2004 is 1,012,765 shares.	19,628	1,013
Additional Paid in Capital	1,000,558	779,210
Stock Subscribed	-	3,000
Retained Earnings (Loss)	(3,535,160)	(777,385)

Total Stockholders' Equity	(2,514,974)	5,838

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$48,341	$305,509

The accompanying notes are an integral part of these statements

  SECURED FINANCIAL NETWORK, INC.
Statements of Operations

Year Ended

December 31,

2005
2004

 INCOME

 Sales
$
2,129,500
$
-

 EXPENSES

 Administrative Expenses
395,131
-

 Container Financing Expense
512,608
-

 Bad Debt Expense
3,611,101
-

 Professional and Consulting
139,895
-

 Depreciation and Amortization
616
-

 Interest Expense
99,336
-

 Total Expenses
4,758,687
-

 Net Income/(Loss) before Discontinued

 Operations
(2,629,187
)
-

 Gain on Disposal of Discontinued

 Operations
9,162
-

 Net (Loss) from Discontinued

 Operations
(125,000
)
(392,494
)

 Net (Loss) from Sale of Investments
(12,750
)
-

 Net Income/loss before Provision

 for Income Taxes
(2,757,775
)
(392,494
)

 Provision for Income Taxes
-
-

 NET INCOME/(LOSS)
$
(2,757,775
)
$
(392,494
)

 Basic and Diluted

 Net (Loss) per Common Share
$
(0.16
)
$
(0.50
)

 Weighted Average Number of Shares

 Common Shares Outstanding
16,737,153
791,303

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
Statement of Stockholders' Equity
for the period December 31, 2002 to December 31, 2005

Common Stock
Paid in
Stock
Accumulated
Total

Shares
Amount
Capital
Subscribed
(Loss
)
Equity

 Balance, December 31, 2002
521,108
$
52
$
64,496
$
3,000
$
(103,289
)
$
(35,272
)

 Common Stock Issued for Cash
15,207
15
122,985
123,000

 Common Stock Issued for Service
32,389
32
234,068
234,100

 Common Stock Issued to retire Debt
3,509
4
21,981
21,985

 Net (Loss)
(281,602
)
(281,602
)

 Balance, December 31, 2003
572,213
572
443,530
3,000
(384,891
)
62,211

 Common Stock Issued for Services
140,717
141
62,126
62,267

 Common Stock Issued to acquire

 Subsidiary
52,637
53
239,947
240,000

 Common Stock Issued to retire Debt
247,198
247
33,607
33,854

 Net (Loss)
(392,494
)
(392,494
)

 Balance, December 31, 2004
1,012,765
1,013
779,210
3,000
(777,385
)
5,838

 Common Stock Issued for Cash

 in reorganization
14,737,343
14,737
285,263
300,000

 Common Stock Cancelled
(56,630
)
(57
)
(239,943
)
(240,000
)

 Write-Off Subscription Receivable
3,000
(3,000
)
-

 Common Stock Issued for Cash
200,000
200
29,800
30,000

 Common Stock Issued for Service
3,734,630
3,735
143,228
146,963

 Net Income/(Loss)
(2,757,775
)
(2,757,775
)

 Balance, December 31, 2005
19,628,108
$
19,628
$
1,000,558
$
-
$
(3,535,160
)
$
(2,514,974
)

 On November 3, 2004 the Company had a 1 to 57 reverse stock split. This reverse split has been retroactively applied to the above schedule.

  The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.

Statements of Cash Flows
	Year Ended December 31,
	2005	2004
OPERATING ACTIVITIES

Net Income (Loss)	$(2,757,775)	$(392,494)

Adjustments to Net Income
Common Stock for Services	146,963	-
Depreciation	616	-
Changes in Assets and Liabilities
Discontinued Operations	(157,755)	391,438
(Increase)/Decrease Container Notes Receivable	(1,770,000)	-
(Increase)/Decrease in Accounts Receivable	(1,841,101)	-
(Increase)/Decrease in Security Deposits	(2,870)	-
(Increase)/Decrease in Prepaid Expense	(2,500)	-
(Increase)/Decrease in Employee Loans	(32,134)	-
Increase/(Decrease) in Allowance for Uncollectibles	3,611,101	-
Increase/(Decrease) in Investor Profit Participation	256,733	-
Increase/(Decrease) in Accrued Expenses	103,521	-
Increase/(Decrease) in Accounts Payable	51,623	-

Cash (Used) in Operations	(2,393,578)	(1,056)

INVESTING ACTIVITIES
Investment Held for Sale	(6,000)	-
Purchase of Equipment	(5,453)	-

Cash (Used) for Investing	(11,453)	-

FINANCING ACTIVITIES
Principal Received on Short Term Notes	50,000	-
Principal Received from Investor Notes	2,025,000	-
Proceeds from the sale of Common Stock	330,000	-

Cash Provided by Financing	2,405,000	-

Net Change in Cash	(31)	(1,056)

Beginning Cash Balance	31	1,087

Ending Cash Balance	$-	$31

Additional Disclosures
Taxes	$-	$-
Interest	$99,336	$1,695

Non-Cash Transactions:
The company issued 3,078,000 common shares for services valued at $71,800.
The company cancelled 56,630 common shares and eliminated the corresponding
$240,000 investment in a subsidiary.
The company established an allowance for doubtful accounts in the amount of
$3,611,101 which represents 100% of its receivables.

The accompanying notes are an integral part of these statements

Secured Financial Network, Inc.
NOTES TO AUDITED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 1.  OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

The Company, Secured Financial Network, Inc. (originally Loughran/Go Corporation and changed its name to 12 To 20 Plus, Inc.), was incorporated in April 26, 1996 and changed its name to Secured Financial Network, Inc. on January 11, 2005. The Company was organized to manufacture and market over-the-counter medical remedies and similar products through retail establishments and those operations have been discontinued. The Company now provides financial services specializing in short term high-margin business capital sometimes referred to as “Opportunity Financing/Investing.” Its primary business is financing and/or investing in domestic and international container shipping. The Company also expects to expand into “bridge loan” capital financing.

Marketing Strategy

The Company has entered into the domestic and international container shipping market. On April 7, 2005 the Company implemented its primary business plan of providing manufactures and shippers with short-term, high participation capital by making its first container investment. As of December 31, 2005 the Company has invested $1,770,000 in several container contracts through its promissory note program.

Container Notes Receivable and Revenue Recognition

The Company provides short-term (average 45-day) financing to manufacturers and shippers at a specified rate of return and secured by a non-interest bearing promissory note for the gross amount receivable (Principal plus interest/profit participation). The Company initially records its container notes receivable net of potential interest and profit participation. This represents the net principle amount invested in container financing that as of December 31, 2005 is $1,770,000.

The notes the Company holds were place with two clients that are currently under investigation for certain “offshore” transactions made prior to their association with the Company. The Company is not under investigation. However, these clients have been instructed to cease business operation pending completion of the investigation. As a result they are unable to collect their receivables and subsequently pay the Company amounts owed. The Company’s clients have stated that the Federal Government is holding the monies owed the Company in suspense pending the outcome of its investigation.

The monies owed the Company by its clients are not in dispute and Management believes that the amounts being held will ultimately be collected. However, because the timing of such collection is uncertain the Company has established an allowance for uncollectibles of 100%.

The Company will continue to take whatever action it feels prudent to protect its interests and hasten collection.

Revenue in the form of interest/profit participation is accrued and recognized at the end of each quarter and recorded as accounts receivable.

Accounts Receivable Impact on Cash Flows

Accounts receivable consists primarily of accrued interest/container profit participation and is recorded when accrued as revenue. The Accounts Receivable balance is $1,841,101.

The Companies accounts receivable is primarily from two clients that are currently under investigation for certain “offshore” transactions made prior to their association with the Company. The Company is not under investigation. However, these clients have been instructed to cease business operation pending completion of the investigation. As a result they are unable to collect their receivables and subsequently pay the Company amounts owed. The Company has been assured that the moneys owed are currently being held in financial institutions awaiting authorization from the Federal Government for release.

Secured Financial Network, Inc.
NOTES TO AUDITED FINANCIAL STATEMENTS
December 31, 2005 and 2004

The monies owed the Company by its clients are not in dispute and Management believes that the amounts being held will ultimately be collected. However, because the timing of such collection is uncertain the Company has established an allowance for uncollectibles of 100%. The Company will continue to take whatever action it feels prudent to protect its interests and hasten collection.

The current situation with container notes receivable and accounts receivable has seriously affected the cash flow of the Company. Management believes that this is a temporary situation.

Container Financing Expense

The costs of providing container financing includes sales and marketing fees related to finding investors. It also includes a negotiated interest in the Company’s profit from the sale of the contents of the containers that is often referred to as investor profit participation. Both components are classified in the financials as Container Financing Expense. Direct interest associated with the financing is recorded as interest expense.

Equipment

Equipment is depreciated using the straight-line method over the estimated useful lives, which is five years. The Company disposed of its equipment along with all its other assets and liabilities upon merger with Secured Financial Network, Inc. Some new office equipment has been acquired. Fixed assets consist of the following:

Period Ended		12/31/05	12/31/04
	Office equipment	$9,486	$7,628
	Less: Accumulated depreciation	(616)	(3,595)
	Less: Disposed Assets	(4,033)
	Total	$4,837	$4,033

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the Company’s financial statements and the accompanying notes. Actual results could differ from those estimates.

Earnings per Share

The basic (loss) per share is calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares during the year.

The Company has no potentially dilutive securities outstanding at the end of the statement periods. Therefore, the basic and diluted (loss) per share are presented on the face of the statement of operations as the same number.

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non-compensatory. The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold. The compensatory stock is calculated and recorded at the securities’ fair value at the time the stock is given. SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable. The common stock paid to non-employees was valued at the value of the services rendered.

Secured Financial Network, Inc.
NOTES TO AUDITED FINANCIAL STATEMENTS
December 31, 2005 and 2004
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

	12 TO 20 Plus December 31, 2004	Disposal Adjustments		12 TO 20 Plus at January 11, 2005
ASSETS				$-
Cash	$31	$(31)	(a),(b),(c)	-
Equipment, Net	4,033	(4,033)	(c)	-
Investment in Sub	240,000	(240,000)	(d)	-
Trademarks, Formulae, Etc	61,445	(61,445)	(c)	-

Total Assets	$305,509			$-

LIABILITIES AND SHAREHOLDER’S EQUITY
Liabilities
Accounts Payable	$76,438	(76,438)	(c)	$-
Notes Payable	223,233	(223,233)	(c)	-
New Loan		50,000	(b)	50,000

Total Liabilities	299,671			50,000

SHAREHOLDER’S EQUITY
Common Stock	1,013	14,680	(a),(d)	15,693
Paid in Capital	779,210	48,320	(a),(d),(e)	827,530
Stock Subscribed	3,000	-3,000	(e)	-
Retained (Loss)	(777,385)	(125,000)	(c)	(902,385)
Gain on Disposal		9,162	(c)	9,162

Total Equity	$5,838			(50,000)

Total Liabilities and Shareholder’s Equity	$305,509			$-

(a)	Issue of 14,737,343 shares of commons stock for receipt of $300,000 cash.
(b)	Receipt of $50,000 loan.
(c)	Payment of consulting and attorney fees, disposal of assets and liabilities resulting in net gain on disposition of $9,162
(d)	Disposal of subsidiary by return of stock originally issued for its purchase.

Secured Financial Network, Inc.
NOTES TO AUDITED FINANCIAL STATEMENTS
December 31, 2005 and 2004
Note 3  NOTES PAYABLE

Long-Term Notes

Notes payable and capital lease obligations consist of the following:

Period Ended	9/30/05	12/31/04

Demand Note from shareholder
Interest at 8%		$35,000
Demand note from shareholder
Interest at 8%		10,000
Demand note from shareholder
Interest at 8%		10,000
Demand note from shareholder
No Interest		8,000
Demand note from shareholder
No Interest		145,865
Demand note from related Party	$50,000
Accrued Interest		14,368

Total Notes Payable	$50,000	$223,233

Investor Notes Payable

The Company issues short-term notes (average 90-days) with a specific rate of return (average 4%) to acquire funds to invest into high yield activities (e.g. Container financing/investment). As of December 31, 2005 the Company’s short-term notes payable total $2,025,000.

Note 3.  STOCKHOLDERS’ EQUITY

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

The Company has authorized 100,000,000 common shares wit a par value of $0.001 per share.

As of December 31, 2004 the Company had 1,012,765 post-split common shares valued at $780,223 issued and outstanding

Afterward, 14,737,343 post-split common shares were issued for $300,000 in the merger with Secured Financial Network, Inc. ($0.02 per share); 56,630 shares were received and cancelled for disposal of subsidiary valued at $240,000 (representing a reversal of the original purchase); 200,000 common shares were sold for $30,000 cash ($0.15 per share); 2,950,000 common shares were issued for services valued at $59,000 ($0.02 per share); 594,630 common shares were issued for services valued at $59,463 ($0.10 per share); 190,000 common shares were issued for services valued at $28,500 ($0.15 per share) and subscriptions receivable of 3,000 was written off as not collectable.

Secured Financial Network, Inc.
NOTES TO AUDITED FINANCIAL STATEMENTS
December 31, 2005 and 2004

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $590,175, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $2,682,612. The total valuation allowance is a comparable $590,175. The details for the current period and the last two years follow:

Period and Year Ended	12/31/05	12/31/04
Deferred Tax Asset	$590,175	171,025
Valuation Allowance	(590,175)	(171,075)
Current Taxes Payable	0	0
	$0	$0

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
1999 and prior	$23,832	2011
2000	29,873	2020
2001	28,668	2021
2002	20,916	2021
2003	281,602	2022
2004	392,494	2023
2005	2,682,612	2024
Total NOL	$3,459,997	2025

The Company has filed no income tax returns since inception. Management is planning to complete these during 2006.

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

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Secured Financial Network, Inc.
NOTES TO AUDITED FINANCIAL STATEMENTS
December 31, 2005 and 2004

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

The adoption of these new Statements is not expected to have a material effect on the Company’s current financial position, results or operations, or cash flows.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 3, 2006 we were notified verbally by Shelley International, CPA (“Shelley”) that they were resigning as our independent auditors. Shelley audited our financial statements for our two fiscal years ended December 31, 2005. Shelley’s reports on the financial statements for those fiscal years did not contain an adverse opinion or disclaimer of opinion and was not otherwise qualified or modified as to any uncertainty, audit scope or accounting principles. During those two fiscal years and also during the subsequent period through the date of Shelley’s resignation as indicated above: (1) there were no disagreements between us and Shelley on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; and (2) Shelley provided no advice to us that (i) internal controls necessary to develop reliable financial statements did not exist, (ii) information had come to the attention of Shelley which made it unwilling to rely on management’s representations, or unwilling to be associated with the financial statements prepared by management, or (iii) the scope of the audit should be expanded significantly, or information had come to the attention of Shelley that it concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements.

On March 7, 2006, we formally appointed Moore & Company (“Moore”) as our independent auditors. The decision to engage Moore was recommended by management and approved by our board of directors.

During our two most recent fiscal years ended December 31, 2005, and also during the subsequent interim period through the date of Shelley’s resignation, we did not consult with Moore regarding the application of accounting principles to a specified completed or contemplated transaction, or the type of opinion that might be rendered regarding our financial statements, nor did we consult Moore with respect to any accounting disagreement or any reportable event at any time prior to the appointment of that firm.

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

PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS. PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

The following table sets forth the names and ages of the directors and executive officers of the Company through the date of this Report, as well as the current officers and directors; the principal officers and positions with the Company held by each person and the date such person became a director or executive officer of the Company. Each serves until the next annual meeting of the stockholders.

Names of Current Executive Officers and Directors	Age	Position	Date of Appointment
Jeffrey L. Schultz	55	Director/CEO//President	January 19, 2005
Brian N. Schultz	26	COO/Secretary/Treasurer	January 19, 2005
George Weast	73	Director	January 19, 2005
Stephen F. Burg	68	Director	January 19, 2005
Michael Fasci	47	Director	January 19, 2006

Jeffrey L. Schultz is President/CEO/Director, 55, most recently served as Vice President of Sales and Marketing for InteleTech Corporation from January through November of 2004. From July of 2002 until December of 2003 Mr. Schultz acted as a consultant to various companies involved in the plastic printing and card issuance industries. From February of 2001 until July of 2002 Mr. Schultz was Director of Business Development for Continental Plastic Card Co. coordinating the financial and sales restructuring of the company and setting in motion a business plan for 2002 which made Continental Plastic profitable. Continental Plastic was in the top 10 plastic card printers in the USA. Prior to 2001 Mr. Schultz was the President of Strategic Funding, Inc. which since its inception in 1996, had been instrumental in providing consulting to various private and public companies and raised in excess of $20 million in capital. From 1990 until 1996 Mr. Schultz was the founder, an officer, and director of Aqua Care Systems, Inc., a manufacture of residential, commercial, industrial, and wastewater treatment plants.

Aqua Care Systems became a public company in October 1993 after a successful NASDAQ offering. Mr. Schultz graduated with a B.A. Degree from Wayne State University in Detroit, Michigan in 1972.

Brian N. Schultz, 26, Chief Operating Officer/Secretary/Treasurer for Secured Financial Network, Inc. From February 2004 until November 2004 Mr. Schultz was Operations manager for Inteletech Corporation of America coordinating all internal operations of Inteletech’s stored value Debit MasterCard® program. As operational manager he oversaw the operations, customer service, information technology, shipping/fulfillment, and compliance departments of Inteletech. Mr. Schultz managed Inteletech’s card management system development team. Prior to his employment at Inteletch Mr. Schultz was President of Copasetic Productions, LLC, and Chair of the University of Florida’s Student Government Productions. In these capacities Mr. Schultz managed marketing, finance, forcibility and operations for large venue entertainment production companies. His list of produced acts includes, but is not limited to Stone Temple Pilots, Snoop Dog, Busta Rhymes, and a 3-day outdoor festival. Mr. Schultz graduated with a B.A. degree from The University of Florida in Gainesville in 2003.

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

Stephen F. Burg, age 68, Director, has been chief executive officer of SB Corporate Consulting, Inc., which offers corporate growth strategies for public and private companies, nationally and internationally, from 1986 to present. From 1978 to 1986, Mr. Burg was Vice President-Corporate Acquisitions for Evans Products Company, a New York Stock Exchange company with over $2 billion in annual revenues, and from 1973 to 1978 was Corporate Director-Acquisitions and Human Services for Jack August Enterprises. Mr. Burg has been a director of a pharmaceutical company, Xechem International, Inc. and Xechem Nigeria, Inc. for the past 11 years. He also serves as aconsultant to a number of growth oriented companies, both public and private. Mr. Burg is a graduate of Boston University. He is a licensed pilot, an avid boater, and holds various certifications in Real Estate.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company from January 1, 2005, through the fiscal year ended December 31, 2005, of all officers and directors of the Company.

Name and Principal Positions at 12/31/05	Salary	Bonus	Compensation	Securities Underlying Options
Jeffrey L. Schultz Director/President	$169,808	-0-	-0-	-0-
Brian N. Schultz Director/Secretary/Treasurer	$65,351	-0-	-0-	-0-
George Weast Director	-0-	-0-	-0-	-0-
Stephen F. Burg Director	-0-	-0-	-0-	-0-

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 2005, certain information with respect to the beneficial ownership of our common stock by (i) each director and officer of the Company, (ii) each person known to the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person’s address, and (iii) all of the directors and officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.

	Shares Beneficially
Name of Beneficial Owner or Name of Officer or Director	Owned	Percent
Jeffrey L. Schultz Director/President	9,806,900	50.45%
Brian N. Schultz Director/Secretary/Treasurer	100,000	51%
George Weast Director	125,000	64%
Stephen F. Burg Director	750,000	3.95%
Brian Corday	5,,305,443	27.29%
Total Director/Officer/5% Owners	16,087,343	82.76%

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

(b) Reports On Form 8-K

Form 8-K filed on March 26, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and its appointment of Shelley International CPA. as our independent accountants, our Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Shelley International CPA, in fiscal year ended December 31, 2005, were approved by our board of directors.

Audit Fees

The aggregate fees billed by Shelley International CPA for professional services for the audit of our annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB for fiscal 2005 were $21,500 net of expenses.

Audit-Related Fees

None

Tax Fees

None

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.
Date: May 12, 2006	Date: May 12, 2006
/s/ Jeffrey L. Schultz	/s/ Michael Fasci

Jeffrey L. Schultz CEO/President	Michael Fasci Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 12, 2006	Date: May 12, 2006
/s/ Jeffrey L. Schultz	/s/ Stephen F. Burg

Jeffrey L. Schultz Director	Stephen F. Burg Director