Form 10QSB
period 2006-03-31
SECURED FINANCIAL NETWORK, INC.
filed 2006-05-17
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

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
(Address of principal executive office)

(954) 332.3793
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

Yes ☒ No ☐

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of March 31, 2006 was 20,633,108.

SECURED FINANCIAL NETWORK, INC.

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

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

Secured Financial Network, Inc.
101 NE 3rd Ave., Suite 1500
Ft. Lauderdale, Fl. 33301

We have reviewed the accompanying balance sheet of Secured Financial Network, Inc. as of March 31, 2006, and the related statements of income, retained earnings, and cash flows for the three months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Secured Financial Network, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue and no operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
May 16, 2006

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

SECURED FINANCIAL NETWORK, INC.

Balance Sheets
(Unadited)

ASSETS
	March 31,	December 31,
	2006	2005
	(Unaudited)
CURRENT ASSETS
Cash	$-	$-
Accounts Receivable	1,994,366	1,841,101
Container Notes Receivable	1,770,000	1,770,000
Allowance for Uncollectibles	(3,764,366)	(3,611,101)
Employee Loans	15,476	32,134
Prepaid Expenses	-	2,500

Total Current Assets	15,476	34,634

PROPERTY AND EQUIPMENT (NET)	3,183	4,837

OTHER ASSETS
Investment in Subsidiary	-	-
Investments Held for Sale	4,200	6,000
Security Deposits	-	2,870
Trademarks, Formulae and Client Files (Net)	-	-

Total Other Assets	4,200	8,870

TOTAL ASSETS	$22,859	$48,341

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$63,126	$128,061
Investor Notes Payable	2,025,000	2,025,000
Investor Profit Participation	437,983	256,733
Accrued Expenses	60,109	103,521
Short Term Notes	60,000	50,000

Total Current Liabilities	2,646,218	2,563,315

LONG TERM LIABILITIES	-	-

TOTAL LIABILITIES	2,646,218	2,563,315

STOCKHOLDERS' EQUITY
Common Stock authorized is 100,000,000
shares at $0.001 par value. Issued and
outstanding on March 31, 2006 is 20,633,108
and December 31, 2005 is 19,628,108 shares.	20,633	19,628
Additional Paid in Capital	1,171,553	1,000,558
Stock Subscribed	-	-
Retained Earnings (Loss)	(3,815,545)	(3,535,160)

Total Stockholders' Equity	(2,623,359)	(2,514,974)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$22,859	$48,341

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.

Statements of Operations
(Unadited)
	Three Months Ended
	March 31,
	2006	2005

INCOME
Sales	$155,765	$42,300

EXPENSES
Administrative Expenses	98,840	105,870
Container Financing Expense	100,231	-
Bad Debt Expense	153,265	-
Professional and Consulting	81,810	17,419
Depreciation and Amortization	154	84
Interest Expense	50	-

Total Expenses	434,350	123,373

Net Income/(Loss) before Discontinued
Operations	(278,585)	(81,073)

Gain on Disposal of Discontinued
Operations	-	9,162
Net (Loss) from Discontinued
Operations	-	(125,000)
Net (Loss) from Sale of Investments	(1,800)	-

Net Income/loss before Provision
for Income Taxes	(280,385)	(196,911)

Provision for Income Taxes	-	-

NET INCOME/(LOSS)	$(280,385)	$(196,911)

Basic and Diluted
Net (Loss) per Common Share	$(0.01)	$(0.02)

Weighted Average Number of Shares
Common Shares Outstanding	20,225,330	9,994,214

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.

Statement of Stockholderss' Equity
(Unaudited)

for the period December 31, 2002 to March 31, 2006
	Common Stock		Paid in	Stock	Accumulated	Total
	Shares	Amount	Capital	Subscribed	(Loss)	Equity

Balance, December 31, 2002	521,108	$521	$64,496	$3,000	$(103,289)	$(35,272)

Common Stock Issued for Cash	15,207	15	122,985			123,000
Common Stock Issued for Service	32,389	32	234,068			234,100
Common Stock Issued to retire Debt	3,509	4	21,981			21,985
-
Net (Loss)					(281,602)	(281,602)

Balance, December 31, 2003	572,213	572	443,530	3,000	(384,891)	62,211

Common Stock Issued for Services	140,717	141	62,126			62,267
Common Stock Issued to acquire
Subsidiary	52,637	53	239,947			240,000
Common Stock Issued to retire Debt	247,198	247	33,607			33,854

Net (Loss)					(392,494)	(392,494)

Balance, December 31, 2004	1,012,765	1,013	779,210	3,000	(777,385)	5,838

Common Stock Issued for Cash
in reorganization	14,737,343	14,737	285,263			300,000
Common Stock Cancelled	(56,630)	(57)	(239,943)			(240,000)
Write-Off Subscription Receivable			3,000	(3,000)		-
Common Stock Issued for Cash	200,000	200	29,800			30,000
Common Stock Issued for Service	3,734,630	3,735	143,228			146,963

Net Income/(Loss)					(2,757,775)	(2,757,775)

Balance, December 31, 2005	19,628,108	19,628	1,000,558	-	(3,535,160)	(2,514,974)

Common Stock Issued for Cash	125,000	125	24,875			25,000
Common Stock Issued for Service	880,000	880	146,120			147,000

Net Income/(Loss)					(280,385)	(280,385)

Balance, March 31, 2006	20,633,108	$20,633	$1,171,553	$-	$(3,815,545)	$(2,623,359)

On November 3, 2004 the Company had a 1 to 57 reverse stock split. This reverse split has been retroactively applied to the above schedule.

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.

Statement of Cash Flows
(Unaudited)
	Three Months Ended
	March 31,
	2006	2005
OPERATING ACTIVITIES

Net Income (Loss)	$(280,385)	$(196,911)

Adjustments to Net Income
Common Stock for Services	147,000	59,000
Write-off Subscription Receivable	-	(3,000)
Depreciation	154	84
Changes in Assets and Liabilities
Discontinued Operations	-	(231,193)
(Increase)/Decrease Container Notes Receivable	-	-
(Increase)/Decrease in Accounts Receivable	(153,265)	(10,000)
(Increase)/Decrease in Security Deposits	2,870	-
(Increase)/Decrease in Prepaid Expense	2,500	(18,702)
(Increase)/Decrease in Employee Loans	16,658	-
Increase/(Decrease) in Allowance for Uncollectibles	153,265	-
Increase/(Decrease) in Investor Profit Participation	181,250	-
Increase/(Decrease) in Accrued Expenses	(43,412)	-
Increase/(Decrease) in Accounts Payable	(64,935)	16,657

Cash (Used) in Operations	(38,300)	(384,065)

INVESTING ACTIVITIES
Investment Held for Sale	1,800	-
Purchase of Equipment	1,500	(5,453)

Cash (Used) for Investing	3,300	(5,453)

FINANCING ACTIVITIES
Principal Received on Short Term Notes	10,000	25,000
Principal Received from Investor Notes	-	60,899
Proceeds from the sale of Common Stock	25,000	330,000

Cash Provided by Financing	35,000	415,899

Net Change in Cash	-	26,381

Beginning Cash Balance	-	31

Ending Cash Balance	$-	$26,412

Additional Disclosures
Taxes	$-	$-
Interest	$99,336	$-

Non-Cash Transactions:
The company issued 1,005,000 common shares for services valued at $147,000.
The company increased its allowance for doubtful accounts in the amount of
$153,265 which represents 100% of its new receivables.

The accompanying notes are an integral part of these statements

Secured Financial Network, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
 March 31, 2006 and December 31, 2005

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

Marketing Strategy

The Company has entered into the domestic and international container shipping market. On April 7, 2005 the Company implemented its primary business plan of providing manufactures and shippers with short-term, high participation capital by making its first container investment. As of March 31, 2006 the Company has invested $1,770,000 in several container contracts through its promissory note program.

Container Notes Receivable and Revenue Recognition

The Company provides short-term (average 45-day) financing to manufacturers and shippers at a specified rate of return and secured by a non-interest bearing promissory note for the gross amount receivable (Principal plus interest/profit participation). The Company initially records its container notes receivable net of potential interest and profit participation. This represents the net principle amount invested in container financing that as of March 31, 2006 is $1,770,000.

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

The monies owed the Company by its clients are not in dispute and Management believes that the amounts being held will ultimately be collected. However, because the timing of such collection is uncertain the Company has established an allowance for uncollected receivables of 100%.

The Company will continue to take whatever action it feels prudent to protect its interests and hasten collection.

Revenue in the form of interest/profit participation is accrued and recognized at the end of each quarter and recorded as accounts receivable.

Accounts Receivable Impact on Cash Flows

Accounts receivable consists primarily of accrued interest/container profit participation and is recorded when accrued as revenue. The Accounts Receivable balance is $1,994,366.

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

The monies owed the Company by its clients are not in dispute and Management believes that the amounts being held will ultimately be collected. However, because the timing of such collection is uncertain the Company has established an allowance for uncollected receivables of 100%. The Company will continue to take whatever action it feels prudent to protect its interests and hasten collection.

The current situation with container notes receivable and accounts receivable has seriously affected the cash flow of the Company. Management believes that this is a temporary situation.

Secured Financial Network, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
 March 31, 2006 and December 31, 2005

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

Equipment

Equipment is depreciated using the straight-line method over the estimated useful lives, which is five years. The Company disposed of its equipment along with all its other assets and liabilities upon merger with Secured Financial Network, Inc. Some new office equipment has been acquired. Fixed assets consist of the following:

Period Ended	3/31/06	12/31/05

Office equipment	$5,453	$9,486
Less: Accumulated depreciation	(770)	(616)
Less: Disposed Assets	(1,500)	(4,033)
Total	$3,183	$4,837

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

Stock Based Compensation

The Company accounts for its stock based compensation based upon provisions in SFAS No. 123, Accounting for Stock-Based Compensation. In this statement stock based compensation is divided into two general categories, based upon who the stock receiver is, namely: employees/directors and non-employees/directors. The employees/directors category is further divided based upon the particular stock issuance plan, namely compensatory and non- compensatory. The employee/directors non-compensatory securities are recorded at the sales price when the stock is sold. The compensatory stock is calculated and recorded at the securities’ fair value at the time the stock is given. SFAS 123 also provides that stock compensation paid to non-employees be recorded with a value which is based upon the fair value of the services rendered or the value of the stock given, whichever is more reliable. The common stock paid to non-employees was valued at the value of the services rendered.

Secured Financial Network, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
 March 31, 2006 and December 31, 2005
Note 2 NOTES PAYABLE

Long-Term Notes

Notes payable and capital lease obligations consist of the following:

Period Ended	3/31/06	12/31/05

Demand Notes from Related Parties	$60,000	$50,000
Total Notes Payable	$60,000	$50,000

Investor Notes Payable

The Company issues short-term notes (average 90-days) with a specific rate of return (average 4%) to acquire funds to invest into high yield activities (e.g. Container financing/investment). As of March 31, 2006 the Company’s short-term notes payable total $2,025,000.

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

During the period ended March 31, 2006, the Company issued 125,000 common shares in a private offering for $25,000 and 880,000 common shares for services valued at $147,000.

Secured Financial Network, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
 March 31, 2006 and December 31, 2005
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

Period and Year Ended	12/31/05	12/31/04
Deferred Tax Asset	$590,175	171,025
Valuation Allowance	(590,175)	(171,075)
Current Taxes Payable	0	0
Income Tax Expense	$0	$0

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
1999 and prior	$23,832	2011
2000	29,873	2020
2001	28,668	2021
2002	20,916	2022
2003	281,602	2023
2004	392,494	2024
2005	2,682,612	2025
Total NOL	$3,459,997

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

Statement No. 151 Inventory Costs-an amendment of ARB No. 43, Chapter 4 (Issued 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “…under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re- handling costs may be so abnormal ass to require treatment as current period charges….” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

Secured Financial Network, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS
 March 31, 2006 and December 31, 2005

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

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2006 and the results of its operations and cash flows for the three months ended March 31, 2006 and 2005 have been made. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

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

We have initiated our “Promissory Note Program” to implement our Container Investment under arrangements with several companies involved in the brokering of domestic financially distressed or close-out goods. Our goal was to invest up to $1 million in container contracts by the end of July 2005. This $1 million will revolve every 45 days as additional container investment opportunities arise. With the higher-than-average returns we will generate the revenues to fund operations, and steadily grow the company. We made our first Container Investment on April 7, 2005 implementing our primary business plan.  As of the close March 31, 2006, we had invested $2,025,000 in various Container Contracts through our Promissory Note Program.

Results of Operation

Three Months Ended March 31, 2006 and March 31, 2005.
During the three months ended March 31, 2006, we generated $155,765 revenue compared to revenues of $42,300 for the same period ending March 31, 2005. Net loss for the three months ending March 31, 2006, was $(280,385) compared to net losses of $(196,911) for the same period ending March 31, 2005, and were primarily attributable to our inability to collect on receivables.

The Company had total assets of $ 22,859 at the period ended March 31, 2006, compared to $48,341 for the period ended March 31, 2005. The decrease was primarily attributed to losses incurred by the company’s inability to collect on receivables.

The Company had total liabilities of $2,646,218 at the period ended March 31, 2006, compared to $2,563,315 for the period ended March 31, 2005. The increase was primarily attributable to inability to pay down note holders and collect receivables owed.

At March 31, 2006, the Company had $0 cash on hand compared to $0 at March 31, 2005.

At March 31, 2006, the Company had accounts receivable of $1,994,366 and container note receivables of $1,770,000. At March 31, 2006, the Company had an allowance for doubtful accounts of $3,764,366. The Company’s accounts receivable is primarily from two clients that are currently under investigation for certain “offshore” transactions made prior to their association with the Company. The Company is not under investigation. However, these clients have been instructed to cease business operation pending completion of the investigation. As a result they are unable to collect their receivables and subsequently pay the Company amounts owed.

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

Liquidity and Capital Resources.

At March 31, 2006, the Company’s total assets of $22,859 were exceeded by our total liabilities of $2,646,218. We had no working capital. We believe that additional working capital will need to be raised in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the period ended March 31, 2006, the Company issued 125,000 common shares in a private offering for $25,000 and 880,000 common shares for services valued at $147,000.

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

(b) Reports on Form 8-K

Report filed on January 9, 2006, and amended on January 11, 2006
Report filed on April 21, 2006 and amended on April 25, 2006 and April 26, 2006

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.
(Registrant)

Date: May 15, 2006	Date: May 15, 2006
/s/ Jeffrey L. Schultz	/s/ Michael Fasci

Jeffrey L. SchultzTitle Principal Executive Officer	Michael Fasci Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 15, 2006	Date: May 15, 2006
/s/ Jeffrey L. Schultz	/s/ Stephen F. Burg

Jeffrey L. Schultz Director	Stephen F. Burg Director