Form 10KSB
period 2006-06-30
SECURED FINANCIAL NETWORK, INC.
filed 2006-08-30
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act Of 1934 for the quarterly period ended June 30, 2006

☐Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period _______ to ________

Commission file number: 000-49612

SECURED FINANCIAL NETWORK, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	86-0955239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 NE 3rd Avenue
Suite 1500
Ft. Lauderdale, Florida 33301
(Address of principal executive office)

(954) 332-3793
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

Yes ☒ No ☐

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of June 30, 2006 was 21,888,665.

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

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
            PCAOB REGISTERED

Report of Independent Registered Public Accounting Firm

Secured Financial Network, Inc.
7951 SW 6th Street Suite 210
Plantation, FL 33024

We have reviewed the accompanying balance sheet of Secured Financial Network, Inc. as of June 30, 2006, and the related statements of income, retained earnings, and cash flows for the six months then ended, in accordance with the standards of the Public Company Accounting Oversight Board (United States). All information included in these financial statements is the representation of the management of Secured Financial Network, Inc.

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
August 29, 2006

2675 S. JONES BLVD. SUITE 109, LAS VEGAS, NEVADA 89146 (702) 253-7511 Fax: (702)253-7501

SECURED FINANCIAL NETWORK, INC.
BALANCE SHEETS

ASSETS
	June 30, 2006	December 31,
	(Unaudited)	2005
CURRENT ASSETS
Cash	$-	$-
Accounts Receivable	1,994,366	1,841,101
Container Notes Receivable	1,924,969	1,770,000
Allowance for Uncollectibles	-3,919,335	(3,611,101)
Employee Loans	6,030	32,134
Prepaid Expenses	-	2,500

Total Current Assets	6,030	34,634

PROPERTY AND EQUIPMENT (NET)	3,029	4,837

OTHER ASSETS
Investment in Subsidiary	-
Investments Held for Sale	300	6,000
Security Deposits	-	2,870
Trademarks, Formulae and Client Files (Net)	-	-

Total Other Assets	300	8,870

TOTAL ASSETS	$9,359	$48,341

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$95,603	$128,061
Investor Notes Payable	2,025,000	2,025,000
Investor Profit Participation	539,898	256,733
Accrued Expenses	69,699	103,521
Short Term Notes	60,000	50,000

Total Current Liabilities	2,790,200	2,563,315

LONG TERM LIABILITIES	-	-

TOTAL LIABILITIES	2,790,200	2,563,315

STOCKHOLDERS' EQUITY
Common Stock authorized is 100,000,000 shares at $0.001 par value. Issued and outstanding on June 30, 2006 is 21,888,665
and December 31, 2005 is 19,628,108 shares.	21,899	19,628
Additional Paid in Capital	1,296,842	1,000,558
Stock Subscribed	-	-
Retained Earnings (Loss)	(4,099,582)	(3,535,160)
Total Stockholders' Equity	(2,780,841)	(2,514,974)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$9,359	$48,341

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.

Statements of Operations
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2006		2005	2006		2005
INCOME
Sales	$154,968		$129,167	$310,733		$171,467
Other
Capital Gain(loss)	$(3,900)	$		$(3,900)	$

Total Income	$151,068		$129,167	$306,833		$171,467
EXPENSES Administrative Expenses	34,832		93,049	135,472		198,919
Container Financing Expense	101,915		62,087	202,146		62,087
Bad Debt Expense	154,969			308,234
Professional and Consulting	131,700		18,930	213,510		36,348
Depreciation and Amortization	154		266	308		350
Interest Expense	11,535		450	11,585		450
Total Expenses	435,105		174,782	871,255		298,154
Net (Loss) before Discontinued Operations	(284,037)		(45,615)	(564,422)		(126,687)
Gain on Disposal of Discontinued Operations						9,162
Net Income (Loss) from Discontinued Operations						(125,000)
Net (Loss) from Sale of Investments
Net Income/loss before Provision for Income Taxes	(284,037)		(45,615)	(564,422)		(242,525)
Provision for Income Taxes
NET (LOSS)	$(284,037)		$(45,615)	$(564,422)		$(242,525)
Basic and Diluted Net (Loss) per Common Share	$(0.01)		$(0.00)	$(0.03)		$(0.02)
Weighted Average Number of Shares Common Shares Outstanding	19,628,108		14,471,763	20,430,346		14,471,763

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.

Statement of Stockholders' Equity
(Unaudited)
for the period December 31, 2002 to June 30, 2006

	Common Stock		Paid in	Stock	Accumulated	Total
	Shares	Amount	Capital	Subscribed	(Loss)	Equity

Balance, December 31, 2002	521,108	$521	$64,496	$3,000	$(103,289)	$(35,272)

Common Stock Issued for Cash	15,207	15	122,985			123,000
Common Stock Issued for Service	32,389	32	234,068			234,100
Common Stock Issued to retire Debt	3,509	4	21,981			21,985

Net (Loss)					(281,602)	(281,602)

Balance, December 31, 2003	572,213	572	443,530	3,000	(384,891)	62,211

Common Stock Issued for Services	140,717	141	62,126			62,267
Common Stock Issued to acquire Subsidiary	52,637	53	239,947			240,000
Common Stock Issued to retire Debt	247,198	247	33,607			33,854

Net (Loss)					(392,494)	(392,494)

Balance, December 31, 2004	1,012,765	1,013	779,210	3,000	(777,385)	5,838

Common Stock Issued for Cash in reorganization	14,737,343	14,737	285,263			300,000
Common Stock Cancelled	(56,630)	(57)	(239,943)			(240,000)
Write-Off Subscription Receivable			3,000	(3,000)		-
Common Stock Issued for Cash	200,000	200	29,800			30,000
Common Stock Issued for Service	3,734,630	3,735	143,228			146,963
Net Income/(Loss)					(2,757,775)	(2,757,775)

Balance, December 31, 2005	19,628,108	19,628	1,000,558	-	(3,535,160)	(2,514,974)

Common Stock Issued for Cash	125,000	125	24,875			25,000
Common Stock Issued for Service	2,135,557	2,146	271,409			273,555
Net Income/(Loss)					(564,422)	(564,422)

Balance, June 30, 2006	21,888,665	$21,899	$1,296,842	$-	$(4,099,582)	$(2,780,841)

On November 3, 2004 the Company had a 1 to 57 reverse stock split. This reverse split has been retroactively applied to the above schedule.

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.

Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES

Net Income (Loss)	$(564,422)	$(242,525)

Adjustments to Net Income
Common Stock for Services	273,555	59,300
Write-off Subscription Receivable		(3,000)
Depreciation	308	350
Changes in Assets and Liabilities
Discontinued Operations		(231,193)
(Increase)/Decrease Container Notes Receivable	(154,969)	(280,500)
(Increase)/Decrease in Ac counts Receivable	(153,265)	(64,005)
(Increase)/Decrease in Security Deposits	2,870
(Increase)/Decrease in Prepaid Expense	2,500	8,533
(Increase)/Decrease in Employee Loans	26,104
Increase/(Decrease) in Allowance for Uncollectibles	308,234
Increase/(Decrease) in Investor Profit Participation	283,165
Increase/(Decrease) in Accrued Expenses	(33,822)
Increase/(Decrease) in Accounts Payable	(32,458)	27,625

Cash (Used) in Operations	(42,200)	(725,415)

INVESTING ACTIVITIES
Investment Held for Sale	5,700	-
(Purchase)/Disposal of Equipment	1,500	(5,453)
Cash Provided/(Used) for Investing	7,200	(5,453)
FINANCING ACTIVITIES
Principal Received on Short Term Notes	10,000	394,000
Principal Received from Investor Notes	-	45,161
Proceeds from the sale of Common Stock	25,000	330,000
Cash Provided by Financing	35,000	769,161
Net Change in Cash	-	38,293
Beginning Cash Balance		31
Ending Cash Balance	$-	$38,324
Additional Disclosures
Taxes	$-	$-
Interest	$11,585	$450

Non-Cash Transactions:

The company issued 2,135,557 common shares for services valued at $273,555.
The company increased its allowance for doubtful accounts in the amount of $308,234 which represents 100% of its receivables.

The accompanying notes are an integral part of these statements

Secured Financial Network, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2006 and December 31, 2005)

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

Marketing Strategy

The Company has entered into the domestic and international container shipping market. On April 7, 2005 the Company implemented its primary business plan of providing manufactures and shippers with short-term, high participation capital by making its first container investment. As of June 30, 2006 the Company has invested $1,924,969 in several container contracts through its promissory note program.

Container Notes Receivable and Revenue Recognition

The Company provides short-term (average 45-day) financing to manufacturers and shippers at a specified rate of return and secured by a non-interest bearing promissory note for the gross amount receivable (Principal plus interest/profit participation). The Company initially records its container notes receivable net of potential interest and profit participation. This represents the net principle amount invested in container financing that as of June 30, 2006 is $1,924,969.

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

Secured Financial Network, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2006 and December 31, 2005)

Note 1.  OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES - continued

The Companies accounts receivable is primarily from two clients that are currently under investigation for certain “offshore” transactions made prior to their association with the Company. The Company is not under investigation. However, these clients have been instructed to cease business operation pending completion of the investigation. As a result they are unable to collect their receivables and subsequently pay the Company amounts owed. The Company’s clients have stated that the moneys owed are currently being held in financial institutions awaiting authorization from the Federal Government for release.

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

Equipment

Equipment is depreciated using the straight-line method over the estimated useful lives, which is five years. The Company disposed of its equipment along with all its other assets and liabilities upon merger with Secured Financial Network, Inc. Some new office equipment has been acquired. Fixed assets consist of the following:

Period Ended		6/30/06	12/31/05
	Office equipment	$5,453	$9,486
	Less: Accumulated depreciation	(924)	(616)
	Less: Disposed Assets	(1,500)	(4,033)
	Total	$3,029	$4,837

Secured Financial Network, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2006 and December 31, 2005)

Note 1.  OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES - continued

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

Note 2 NOTES PAYABLE

Long-Term Notes

Notes payable and capital lease obligations consist of the following:

Period Ended	6/30/06	12/31/05
Demand note from related Party	$60,000	$50,000
Total Notes Payable	$60,000	$50,000

Secured Financial Network, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2006 and December 31, 2005)

Note 2 NOTES PAYABLE - continued

Investor Notes Payable

The Company issues short-term notes (average 90-days) with a specific rate of return (average 4%) to acquire funds to invest into high yield activities (e.g. Container financing/investment). As of June 30, 2005 the Company’s short-term notes payable total $2,025,000.

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

During the period ended June 30, 2006, the Company issued 125,000 common shares for $25,000 cash ($0.20 per share) and 2,135,557 common shares for services valued at $273,555($0.13 per share).

Note 5. INCOME TAXES

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $777,735, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $3,535,160. The total valuation allowance is a comparable $777,735. The details for the current period and the last two years follow:

Secured Financial Network, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(June 30, 2006 and December 31, 2005)

Note 5. INCOME TAXES - continued

Period and Year Ended	12/31/05		12/31/04
Deferred Tax Asset	$777,735	$	$ 171,025
Valuation Allowance	(777,735)		(171,075)
Current Taxes Payable	0		0
Income Tax Expense	$0		$0

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
1999 and prior	$23,832	2011
2000	29,873	2020
2001	28,668	2021
2002	20,916	2022
2003	281,602	2023
2004	392,494	2024
2005	2,757,775	2025
Total NOL	$3,535,160

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

Note 6. THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS - continued

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

Statement No. 154 Accounting Changes and Error Corrections (a replacement of APB Opinion No. 20 and FASB Statement No. 3)

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

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2006 and the results of its operations and cash flows for the six months ended June 30, 2006 and 2005 have been made. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Plan of Operations

MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATION

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

During the year ended 2005 our primary focus was container financing/investment.  This enables manufacturers and shippers to finalize their transactions with short-term, high participation capital. Entering the fast-growing sector of international container shipping, Secured Financial Network had made this financing/investment the core of its business to date.

We had initiated our “Promissory Note Program” to implement our Container Investment under arrangements with several companies involved in the brokering of domestic financially distressed or closeout goods.   Our investment in these contracts would revolve every 45 days as additional container investment opportunities arise. With the higher-than-average returns we will generate the revenues to fund operations, and steadily grow the company. We made our first Container Investment on April 7, 2005 implementing our primary business plan.  As of the close June 30, 2006, we had invested $1,924,969 in various Container Contracts through our Promissory Note Program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations - continued

Results of Operation

Six Months Ended June 30, 2006 and June 30, 2005.
During the six months ended June 30, 2006, we generated $306,833 revenue compared to revenues of $171,467 for the same period ending June 30, 2005. Net loss for the three months ending June 30, 2006, was $564,422 compared to net losses of $126,687 for the same period ending June 30, 2005, and were primarily attributable to our inability to collect on receivables. The Company continues its efforts to collect its receivables.

The Company had total assets of $9,359 at the period ended June 30, 2006, compared to $401,607 for the period ended June 30, 2005. The decrease was primarily attributed to losses incurred by the Company’s inability to collect on receivables. The Company continues its efforts to collect its receivables.

The Company had total liabilities of $2,790,200 at the period ended June 30, 2006, compared to $488,994 for the period ended June 30, 2005. The increase was primarily attributable to inability to pay down note holders and collect receivables owed. The Company continues its efforts to collect its receivables.

At June 30, 2006, the Company had $0.00 cash on hand compared to $38,324 at June 30, 2005.

At June 30, 2006, the Company had accounts receivable of $1,994,366 and container note receivables of $1,924,969. At June 30, 2006, the Company had an allowance for doubtful accounts of $3,919,335. The Company’s accounts receivable is primarily from two clients that are currently under investigation for certain “offshore” transactions made prior to their association with the Company. The Company is not under investigation. However, these clients have been instructed to cease business operation pending completion of the investigation. As a result they are unable to collect their receivables and subsequently pay the Company amounts owed.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations - continued

The Company expects to continue to incur losses at least through the 4th quarter of 2006, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

Liquidity and Capital Resources.

At June 30, 2006, the Company’s total assets of $9,359 were exceeded by our total liabilities of $2,790,200. We have no working capital. We believe that additional working capital will need to be raised in the form of debt, equity, or some other financing to meet our anticipated cash needs for at least the next 12 months. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

The Company issued 125,000 shares of common Stock for cash and 2,135,557 shares of stock for services rendered.

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

(b) Reports on Form 8-K

On June 28, 2006, the Company filed a 3rd Amendment to a Report originally filed on Form 8-K on April 21, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.
(Registrant)

Date: August 29, 2006	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: Principal Executive Officer

Date: August 29, 2006	By:	/s/ Michael Fasci
Michael Fasci
Title: Principal Accounting Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 29, 2006	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: Director

Date: August 29, 2006	By:	/s/ Stephen F. Burg
Stephen F. Burg
Title: Director