Form 10QSB
period 2006-09-30
SECURED FINANCIAL NETWORK, INC.
filed 2006-11-17
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period __________ to __________

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in exchange A Rule 12b-2)

Yes   ☐   No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of September 30, 2006 was 25,834,497.

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

PART I: FINANCIAL INFORMATION

Item1. Financial Statements

SECURED FINANCIAL NETWORK, INC.

BALANCE SHEETS
(Unaudited)

ASSETS
	September 30,
	2006	December 31,
	(Unaudited)	2005
CURRENT ASSETS
Cash	$21,500	$-
Accounts Receivable	1,683,200	1,841,101
Container Notes Receivable	1,770,000	1,770,000
Accrued Interest Receivable	320,496
Allowance for Uncollectibles	(3,773,696)	(3,611,101)
Employee Loans	2,000	32,134
Prepaid Expenses	-	2,500

Total Current Assets	23,500	34,634

PROPERTY AND EQUIPMENT (NET)	2,567	4,837

OTHER ASSETS
Acquisition Deposit	150,000	-
Investments Held for Sale	450	6,000
Security Deposits	-	2,870

Total Other Assets	150,450	8,870

TOTAL ASSETS	$176,517	$48,341

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$42,697	$128,061
Investor Notes Payable	2,025,000	2,025,000
Investor Profit Participation	246,000	256,733
Investor Accrued Interest	353,113
Accrued Expenses	76,082	103,521
Convertible Notes Payable	200,000
Pledged Common Stock held as Collateral	(200,000)
Short Term Notes - Related Parety	153,333	50,000

Total Current Liabilities	2,896,225	2,563,315

LONG TERM LIABILITIES	-	-

TOTAL LIABILITIES	2,896,225	2,563,315

STOCKHOLDERS' EQUITY
Common Stock authorized is 100,000,000
shares at $0.001 par value. Issued and
outstanding on September 30, 2006 is 25,834,497
and December 31, 2005 is 19,628,108 shares.	25,835	19,628
Additional Paid in Capital	1,626,872	1,000,558
Stock Subscribed	-	-
Retained Earnings (Loss)	(4,372,415)	(3,535,160)

Total Stockholders' Equity	(2,719,708)	(2,514,974)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$176,517	$48,341

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.

Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

INCOME
Sales	$150	$1,552,942	$310,883	$1,724,409

Other
Capital Gain(loss)	-		(3,900)

Total Income	$150	$1,552,942	$306,983	$1,724,409

EXPENSES
Administrative Expenses	71,305	117,400	206,931	316,884
Container Financing Expense	59,215	377,428	261,361	377,428
Bad Debt Expense	-		308,234
Professional and Consulting	116,809	26,290	330,319	62,339
Depreciation and Amortization	154	266	308	350
Interest Expense	25,500	5,672	37,085	68,209

Total Expenses	272,983	527,056	1,144,238	825,210

Net (Loss) before Discontinued
Operations	(272,833)	1,025,886	(837,255)	899,199

Gain on Disposal of Discontinued
Operations				9,162
Net Income (Loss) from Discontinued
Operations				(125,000)
Net (Loss) from Sale of Investments

Net Income/loss before Provision
for Income Taxes	(272,833)	1,025,886	(837,255)	783,361

Provision for Income Taxes		(1,315)		(1,315)

NET (LOSS)	$(272,833)	$1,024,571	$(837,255)	$782,046

Basic and Diluted
Net (Loss) per Common Share	$(0.01)	$0.06	$(0.04)	$0.05

Weighted Average Number of Shares
Common Shares Outstanding	19,628,108	15,965,110	20,430,346	15,965,110

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.

Statement of Stockholders' Equity
(Unaudited)

for the period December 31, 2002 to September 30, 2006

	Common Stock		Paid in	Stock	Accumulated	Total
	Shares	Amount	Capital	Subscribed	(Loss)	Equity

Balance, December 31, 2002	521,108	$521	$64,496	$3,000	$(103,289)	$(35,272)

Common Stock Issued for Cash	15,207	15	122,985			123,000
Common Stock Issued for Service	32,389	32	234,068			234,100
Common Stock Issued to retire Debt	3,509	4	21,981			21,985
-
Net (Loss)					(281,602)	(281,602)

Balance, December 31, 2003	572,213	572	443,530	3,000	(384,891)	62,211

Common Stock Issued for Services	140,717	141	62,126			62,267
Common Stock Issued to acquire
Subsidiary	52,637	53	239,947			240,000
Common Stock Issued to retire Debt	247,198	247	33,607			33,854

Net (Loss)					(392,494)	(392,494)

Balance, December 31, 2004	1,012,765	1,013	779,210	3,000	(777,385)	5,838

Common Stock Issued for Cash
in reorganization	14,737,343	14,737	285,263			300,000
Common Stock Cancelled	(56,630)	(57)	(239,943)			(240,000)
Write-Off Subscription Receivable			3,000	(3,000)		-
Common Stock Issued for Cash	200,000	200	29,800			30,000
Common Stock Issued for Service	3,734,630	3,735	143,228			146,963

Net Income/(Loss)					(2,757,775)	(2,757,775)

Balance, December 31, 2005	19,628,108	19,628	1,000,558	-	(3,535,160)	(2,514,974)

Common Stock Issued for Cash	125,000	125	24,875			25,000
Common Stock Issued for Service	2,135,557	2,136	271,419			273,555
Common Stock Issued to retire Debt	729,166	729	36,571			37,300
Common Stock Issued for Service	1,550,000	1,550	128,450			130,000
Common Stock Issued for Collateral	1,666,666	1,667	164,999			166,666
-
Net Income/(Loss)					(837,255)	(837,255)

Balance, June 30, 2006	25,834,497	$25,835	$1,626,872	$-	$(4,372,415)	$(2,719,708)

On November 3, 2004 the Company had a 1 to 57 reverse stock split. This reverse split has been retroactively applied to the above schedule.

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.

Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
OPERATING ACTIVITIES

Net Income (Loss)	$(837,255)	$782,046

Adjustments to Net Income
Common Stock for Services	403,555	71,800
Common Stock for Collateral	166,666	-
Common Stock to Retire Debt	37,300	-
Depreciation	308	616
Changes in Assets and Liabilities
Discontinued Operations	-	(234,193)
(Increase)/Decrease Container Notes Receivable	-	(1,770,000)
(Increase)/Decrease in Accounts Receivable	-	(1,489,904)
(Increase)/Decrease in Security Deposits	2,870	(2,870)
(Increase)/Decrease in Prepaid Expense	2,500	(5,322)
(Increase)/Decrease in Employee Loans	30,134	-
Increase/(Decrease) in Allowance for Uncollectibles	162,595	-
Increase/(Decrease) in Accrued Interest	(162,595)	-
( Increase)/Decrease in Accrued Expenses	314,941	35,907
( Increase)/Decrease in Accounts Payable	(85,364)	1,149,757

Cash (Used) in Operations	35,655	(1,462,163)

INVESTING ACTIVITIES
Investment Held for Sale	5,550	-
Deposit on Acquisition	(150,000)	-
(Purchase)/Disposal of Equipment	1,962	(5,453)

Cash Provided/(Used) for Investing	(142,488)	(5,453)

FINANCING ACTIVITIES
Principal Received on Related Party Notes	103,333	1,100,000
Pledged Collateral	(200,000)	-
Principal Received on Convertible Notes	200,000	-
Principal Received from Investor Notes	-	47,333
Proceeds from the sale of Common Stock	25,000	330,000

Cash Provided by Financing	128,333	1,477,333

Net Change in Cash	21,500	9,717

Beginning Cash Balance	-	31

Ending Cash Balance	$21,500	$9,748

Additional Disclosures
Taxes	$-	$-
Interest	$37,085	$68,209

Non-Cash Transactions:
The company issued 3,865,557 common shares for services valued at $403,555.
The company issued 729,166 common shares to retire $37,300 Debt.
The company increased its allowance for doubtful accounts by $162,595.
The company issued 1,666,666 common shares as partial collateral on $200,000 Notes.

The accompanying notes are an integral part of these statements

Secured Financial Network, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(September 30, 2006 and December 31, 2005)

Note 1.  OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES

The Company, Secured Financial Network, Inc. (originally Loughran/Go Corporation and then changed its name to 12 To 20 Plus, Inc.), was incorporated in April 26, 1996 and changed its name to Secured Financial Network, Inc. on January 11, 2005. The Company was organized to manufacture and market over-the-counter medical remedies and similar products through retail establishments and those operations have been discontinued. The Company provides financial services specializing in short term high-margin business capital investment. Its primary business in 2005 was financing and/or investing in domestic and international container shipping.

In September of 2006 Secured Financial Network, Inc. entered into an agreement to purchase Virtual Payment Solutions, LLC. as a wholly owned subsidiary. As of this filing The Company has completed this acquisition.

Marketing Strategy

In 2005 The Company entered into the financing business primarily in the domestic and international container shipping market. On April 7, 2005 the Company implemented its primary business plan of providing manufactures and shippers with short-term financing by making its first container investment. As of September 8, 2005 the Company had invested $1,770,000 in several container contracts through its promissory note program.

Container Notes Receivable, Accounts Receivable and Revenue Recognition

Container Notes Receivable

The Company provided short-term (average 45-day) financing to manufacturers and shippers at a specified rate of return and secured by a non-interest bearing promissory note for the gross amount receivable. The Company initially records its container notes receivable net of potential interest. This represents the net principle amount invested in container financing that as of September 30, 2006 is $1,770,000 as is recorded as Container Notes Receivable. Accrued interest on the container notes as of September 30, 2006 has been adjusted to $320,496.

Accounts Receivable

The Company also negotiated a set amount called profit participation associated with each individual container contract. The amount becomes due when the container/product is delivered and the aggregate for the above contracts is $1,683,200 as of September 30, 2006.

Revenue in the form of profit participation and interest on container notes is accrued and recognized at the end of each quarter.

Accounts Receivable Allowance and Cash Flow Impact

Total Accounts receivable with their associated allowance consists of the following:

	30-Sep-06	31-Dec-05
Profit Participation	$1,683,200	$1,683,200
Container Notes Receivable	1,770,000	1,770,000
Accrued Interest Receivable	320,496	157,901

Total Receivables	$3,773,696	$3,611,101
Less: Allowance	(3,773,696)	(3,611,101)
Net Receivables	$0	$0

Secured Financial Network, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(September 30, 2006 and December 31, 2005)

Note 1.  OVERVIEW OF OPERATIONS AND ACCOUNTING POLICIES - continued

The Company has no history of collections and the investigation described below is an extraordinary event that has impacted its ability to receive payment for services rendered. The Company will adjust its allowance as history becomes available.

The container notes the Company holds were executed by clients that are currently under investigation for certain “offshore” transactions made prior to their association with the Company. The Company is not under investigation. However, these clients have been instructed to cease business operation pending completion of the investigation. As a result they are unable to collect their receivables and subsequently pay the Company amounts owed.

The monies owed the Company by its clients are not in dispute and Management believes that certain receivable amounts owed may ultimately be collected. However, the timing of such collection is uncertain. Accordingly, the Company has established an allowance for uncollectibles of 100%. The Company will continue to take whatever action it feels prudent to protect its interests and hasten collection.

The current situation with container notes receivable and accounts receivable has seriously affected the cash flow of the Company.

Container Financing Expense

The costs of providing container financing include sales and marketing fees related to finding investors. It also includes a negotiated interest in the Company’s profit from the sale of the contents of the containers that is often referred to as investor profit participation. Both components are classified in the financials as Container Financing Expense. Direct interest associated with the financing is recorded as interest expense.

Equipment

Equipment is depreciated using the straight-line method over the estimated useful lives, which is five years. The Company disposed of its equipment along with all its other assets and liabilities upon merger with Secured Financial Network, Inc. Some new office equipment has been acquired. Fixed assets consist of the following:

Period Ended	30-Sep-06	31-Dec-05

Office equipment	$5,453	$9,486
Less: Accumulated depreciation	(1,386)	(616)
Less: Disposed Assets	(1,500)	(4,033)
Total	$2,567	$4,837

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

Secured Financial Network, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(September 30, 2006 and December 31, 2005)

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

Note 2  NOTES PAYABLE

Short-Term Notes Related Parties

Notes payable and capital lease obligations consist of the following:

Period Ended	30-Sep-06	31-Dec-06

Demand notes from related Parties	$153,333	$50,000

Total Notes Payable	$153,333	$50,000

Investor Notes Payable

The Company issues short-term notes (average 90-days) with a specific rate of return (average 4%) to acquire funds to invest into high yield activities (e.g. Container financing/investment). As of September 30, 2005 the Company’s short-term notes payable total $2,025,000. The Company has also accrued $353,113 interest and contractual profit participation of $246,000 associated with these notes.

Convertible Notes Payable

The Company issued convertible notes to two individuals totaling $200,000 each. The Company received $200,000 on September 26, 2006 with the final payment of $200,000 due on October 26, 2006. The Company has recorded $200,000 from the notes as of September 30, 2006 and the balance will be recorded on October 26th or when final payment is received. The Company pledged 1,666,667 common shares of stock and borrowed 333,333 unrestricted common shares as collateral for the loans and has recorded the pledged collateral as a contra-Liability.

The notes mature on September 26, 2007 and accrue interest at the rate of 10% payable monthly beginning November 1, 2006.

The Company may elect prepayment in stock in lieu of cash after giving lender 10 days notice and only after the Company’s stock has traded for at least $0.25 per share for at least 10 consecutive days with a volume of 15 times the number of shares to be issued thru conversion. The conversion price is guaranteed to be no greater than $0.10 per share.

Secured Financial Network, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(September 30, 2006 and December 31, 2005)

Note 2  NOTES PAYABLE - continued

After the notes have funded and upon 30 days notice of intent the Company can prepay the notes by paying 110% of the outstanding principle and one year amortized interest. Upon receiving such notice the lender may elect to convert the notes to common shares as described above.

The notes carry warrants to purchase additional shares at 300% of the Conversion Price. With the number of shares equal to 30% of the dollar amount loaned to the company divided by the conversion price. As an example: if the lender provided $200,000 and the conversion price was $0.10 per share the Lender could purchase 600,000 shares ((30% x $200,000) / .10 = 600,000) at a price of $0.30 per share ($0.10 x 300% = $0.30).

Acquisition Deposit

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

During the period ended September 30, 2006, the Company issued 125,000 common shares for $25,000 cash ($0.20 per share); 2,135,557 common shares for services valued at $273,555 ($0.13 per share); 729,166 common shares to retire $37,300 debt ($0.05 per share); 1,550,000 common shares for services valued at $130,000 ($0.03) per share and 1,666,666 as collateral on convertible debt at $0.10 per share or $166,666.

Note 4.  INCOME TAXES

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

Secured Financial Network, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(September 30, 2006 and December 31, 2005)

Note 4.  INCOME TAXES - continued

Period and Year Ended	12/31/05		12/31/04
Deferred Tax Asset	$777,735	$	$ 171,025
Valuation Allowance	(777,735))		(171,075)
Current Taxes Payable	0		0
Income Tax Expense	$0		$0

Below is a chart showing the estimated corporate federal net operating loss (NOL) and the year in which it will expire.

Year	Amount	Expiration
1999 and prior	$23,832	2011
2000	29,873	2020
2001	28,668	2021
2002	20,916	2022
2003	281,602	2023
2004	392,494	2024
2005	2,757,775	2025
Total NOL	$3,535,160

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

Secured Financial Network, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
(September 30, 2006 and December 31, 2005)

Note 5.  THE EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS - continued

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

Note 6.  SUBSEQUENT EVENTS

On 27 September 2006 the Company executed a purchase agreement to purchase Virtual Payment Solutions, LLC (VPS). The purchase price includes $400,000 cash payments, issue of 5,000,000 common shares and the issue of 2,000,000 preferred shares which will pay a 7% dividend and have a conversion feature that allows conversion into $2,000,000 worth of common stock after 12 months or upon sale of the company. The Company made a deposit of $150,000 during the quarter being reported and closed the purchase effective October 6, 2006. As of the date of publication of these statements the purchase has been completed.

On 26 September 2006 the company issued the notes described in Note 2 of these statements and received the first installment of $200,000. On 26 October 2006 the company received the final note proceeds of $200,000.

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2006 and the results of its operations and cash flows for the nine months ended September 30, 2006 and 2005 have been made. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Plan of Operations

Following the merger in 2005 with Secured Financial Network, Inc., The Company focused its business on entering into short-term, financial investments. These investments included “container financing” that enabled manufacturers and shippers to complete trade transactions, with maturities averaging 45 days. In such agreements, working with a network of qualified agents, the Company entered into financing arrangements and provided capital to the container industry.

The Company initiated its “Promissory Note Program” to facilitate our Container Investments. Most of the Notes were written with companies involved in the brokering of domestic financially distressed or closeout goods.   We made our first Container Investment on April 7, 2005.  As of September 8, 2005, we had invested $1,770,000 in various Container Contracts through our Promissory Note Program.  The Company is constantly seeking business opportunities in which financial participation will create growth and build shareholder value .

In September of 2006 Secured Financial Network, Inc. entered into an agreement to purchase Virtual Payment Solutions, LLC (VPS) as a wholly owned subsidiary. VPS provides contracted Internet business portals the ability to transact business, with their clients, through a very secure proprietary electronic-vault based payment processing system. We expect this subsidiary to begin generating revenue in early 2007. As of the date of this filing The Company has completed this acquisition.

Results of Operation

Nine Months Ended September 30, 2006 and September 30, 2005.
During the nine months ended September 30, 2006, we generated $310,883 revenue compared to revenues of $1,724,409 for the same period ending September 30, 2005. Net loss for the nine months ending September 30, 2006, was $837,255 compared to net income of $899,199 for the same period ending September 30, 2005, and were primarily attributable to our inability to collect on receivables. The Company continues its efforts to collect its receivables.

The Company had total assets of $176,517 at the period ended September 30, 2006, compared to $3,282,681 for the period ended September 30, 2005. The decrease was primarily attributed to losses incurred by the Company’s inability to collect on receivables. The Company continues its efforts to collect its receivables.

The Company had total liabilities of $2,896,225 at the period ended September 30, 2006, compared to $2,332,997 for the period ended September 30, 2005. The increase was primarily attributable to inability to pay down note holders and collect receivables owed. The Company continues its efforts to collect its receivables.

At September 30, 2006, the Company had $21,500 cash on hand compared to $9,748 at September 30, 2005.

At September 30, 2006, the Company had accounts receivable of $1,683,200 and container note receivables of $1,770,000. At September 30, 2006, the Company had an allowance for doubtful accounts of $3,773,696. The Company’s accounts receivable is primarily from two clients that are currently under investigation for certain “offshore” transactions made prior to their association with the Company. The Company is not under investigation. However, these clients have been instructed to cease business operation pending adjudication. As a result these clients are unable to collect their receivables and subsequently pay the Company amounts owed.

The monies owed the Company by its clients are not in dispute and Management believes that these outstanding receivables may ultimately be collected.

Even though management believes that these receivables may ultimately be collected, The Company will take whatever legal action is necessary to protect its interests and insure collection. Timing of the collection of these funds is extremely uncertain based on the litigation associated with the aforementioned clients. Accordingly, the Company has established an allowance for uncollectible receivables of 100% to take the most conservative approach as the possibility still exists that collection may never be made.

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

Liquidity and Capital Resources.

At September 30, 2006, the Company’s total assets of $176,517 were exceeded by our total liabilities of $2,896,225. We have no working capital. We believe that additional working capital will need to be raised in the form of debt, equity, or some other financing to meet our anticipated cash needs for at least the next 12 months. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

The company issued 3,865,557 common shares for services valued at $403,555, 729,166 common shares to retire debt of $37,300, and 1,666,666 common shares as partial collateral on $200,000 in Notes.

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

(b) Reports on Form 8-K

On August 3, 2006, the Company filed a Report on Form 8-K.
On September 15, 2006, the Company filed a Report on Form 8-K.

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.
(Registrant)

Date: November 14, 2006	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: Principal Executive Officer

Date: November 14, 2006	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 14, 2006	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: Director

Date: November 14, 2006	By:	/s/ Stephen F. Burg
Stephen F. Burg
Title: Director