Form 10KSB
period 2006-12-31
SECURED FINANCIAL NETWORK, INC.
filed 2007-04-17
CIK 1100394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to___________

Commission File No.: 000-28457

SECURED FINANCIAL NETWORK, INC.
(Name of small business issuer in its charter)

Nevada	86-0955239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 NE 3rd Avenue
Suite 1500
Ft. Lauderdale, Florida 33301
(Address, including zip code, of principal executive offices)

Issuer’s telephone number: (954) 332-3793

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $.001 Per Share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.☒

State issuer’s revenues for its most recent fiscal year. $ 0.

As of December 31, 2006, we had 31,001,581 shares of our $0.001 par value common stock issued and outstanding. On December 31, 2006, the aggregate market value of our common stock held by non-affiliates was approximately $775,000.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Form (Check one):  Yes ☐ No ☒

To simplify the language in this Form 10-KSB, Secured Financial Network, Inc., a Nevada corporation, is referred to herein as the "Company" or "We."

SECURED FINANCIAL NETWORK, INC.

PART I

This report on Form 10-KSB and documents incorporated herein by reference contain certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995, which involve substantial risks and uncertainties. When used in this report and in other reports filed by the Company, the forward-looking statements are often identified by the use of such terms and phrases as “anticipates,” “believes,” “intends,” “plans,” “expects,” “seeks,” “scheduled,” “foreseeable future’ and similar expressions. Although the Company believes the understandings and assumptions on which the forward-looking statements in this report are based are reasonable, the Company’s actual results, performance and achievements could differ materially from the results in, or implied by, these forward-looking statements. Certain factors that could cause or contribute to such differences include those discussed in “Management’s Plan of Operations” and elsewhere herein.

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

On January 19, 2005, Carol Slavin resigned her position as Director and President and was replaced by Jeffrey L. Schultz. Linda Hannon resigned her position as Director, Secretary and Treasurer and was replaced by Brian N. Schultz. Elizabeth Yaeger resigned her position as Director and was replaced by Stephen F. Burg. The new officers and Directors shall serve until resignation or removal.

The Business

Immediately after the merger in January 2005, Secured Financial Network, Inc. commenced locating and began financing opportunities in trade receivables and container type financing. These activities continued through December 2006 when two of the Company’s major clients were investigated for wrongdoing and their assets, including their ability to pay the Company approximately $3.5 million in receivables, were frozen. This action caused the company significant financial distress. The investigation is still ongoing.

In September of 2006 the Company re-focused its business plan on efforts to provide e-commerce transaction processing by purchasing and utilizing an “exclusive” license to deploy the Envoii payment processing solution, which includes a proprietary ‘bank grade’ electronic vault.

This proprietary payment processing technology provides contracted businesses the ability to transact business over the Internet with their client base in a very secure environment.

The company plans on opening a fully operating online mall with ‘virtual’ stores selling discounted products and services with all transactions being processed through its proprietary platform and bank grade ‘e-vault’.

Employees

During the period covered by this report, we had 2 employees.

ITEM 2. DESCRIPTION OF PROPERTY.

        Office Facilities:
101 NE 3rd Avenue
Suite 1500
Ft. Lauderdale, Florida 33301

Term: Month to month. $250/month.

ITEM 3. LEGAL MATTERS

We were not a party to any legal proceedings during the reporting period, and we know of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in his or her capacity as such.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock trades on the OTC Bulletin Board under the symbol “SFNL.” The following table shows the high and low daily closing prices for our common stock for each quarter since January 1, 2005 as reported by the OTC Bulletin Board. All share prices have been adjusted to provide for the 1-for-57 reverse stock split which was effected on October 28, 2004. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

January 1, 2006 to December 31, 2006 (OTC Bulletin Board)	High	Low
First quarter	$0.65	$0.20
Second quarter	0.30	0.08
Third quarter	0.25	0.04
Fourth quarter	0.10	0.04

January 1, 2005 to December 31, 2005 (OTC Bulletin Board)	High	Low
First quarter	$0.60	$0.21
Second quarter	0.30	0.07
Third quarter	0.30	0.12
Fourth quarter	0.65	0.10

As of December 31, 2006 we had 31,001,581 shares of common stock outstanding, held by approximately 230 shareholders.

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business.

Shares eligible for future sale could depress the price of our common stock, thus lowering the value of a buyer’s investment. Sales of substantial amounts of common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for shares of our common stock.

Our revenues and operating results may fluctuate significantly from quarter to quarter, which can lead to significant volatility in the price and volume of our stock. In addition, stock markets have experienced extreme price and volume volatility in recent years. This volatility has had a substantial effect on the market prices of securities of many smaller public companies for reasons unrelated or disproportionate to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2006:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	5,792,767(1)
Total			5,792,767(1)
(1) Represents shares available for issuance under our 2004 EMPLOYEES/CONSULTANTS COMMON STOCK COMPENSATION PLAN filed via Form S-8 on August 9, 2004.

RECENT SALES OF UNREGISTERED SECURITIES

During 2006 the Company sold 145,000 shares of common stock for cash totaling of $28,000.

We relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation D promulgated thereunder. Our officers and directors determined the sophistication of our investors, as the investors were either business associates of, or personally known to, our officer and director. Each investor completed a subscription agreement whereby the investors certified that they were purchasing the shares for their own accounts, with investment intent. This offering was not accompanied by general advertisement or general solicitation and the shares were issued with a Rule 144 restrictive legend.

During 2006 the Company issued 729,126 shares of it’s common stock to retire debt totaling $37,300.

During 2006 the Company issued 4,524,307 shares of it’s common stock in exchange for $674,339 of services.

In September and October of 2006 the Company issued Convertible Notes in exchange for $597,500 in cash. These notes are convertible into the Company’s common stock at an exchange rate based on a number of factors at the time of conversion. At present none of these notes have been converted. As part of the Pledge and Security Agreement within the Convertible Notes, the Company issued 5,975,000 shares of it’s Restricted Common stock as collateral in the event of default. These shares, because they have been pledged as collateral, have not been included in the share outstanding amount when calculating earnings per share. The Notes also issued warrants convertible at an exchange rate based on a number of factors at the time of exercise.

During 2006 the Company issued 5,000,000 shares of it’s common stock relating to the purchase of the Envoii License asset. This asset purchase was subsequently renegotiated and the shares were returned to the Company for cancellation.

During 2006 the company issued 900,000 shares of it’s common stock to a consultant for services in the amount of $ 252,000. The shares were returned to the Company as the services were not provided as contracted.

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

Plan of Operation

Following the merger with Secured Financial Network, Inc. in January 2005, the business was focused on conducting short-term, financial transactions primarily in the shipping container industry. These transactions included “container financing” that enabled manufacturers and shippers to complete trade transactions, with maturities averaging 45 days. In such agreements, working with a network of qualified agents, the Company obtains a secured positioned with professionally valued collateral assets and personal guarantees.

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

The Company has a low-operating-cost philosophy to employ a small skilled staff, occupy modest office space, and use technology to achieve high performance. Working through a network of agents and referral sources, the Company is able to control its cost-of-transactions, and utilize in-house due diligence professionals to minimize risk in these financing transaction.

Since December of 2005, the company has been financially unable to carry-out it’s business plan in the container financing business due to lack of funds and problems related to collections of it’s accounts receivable.

In September of 2006 the company completed its acquisition of certain assets of Virtual Payment Solutions, LLC which included the “exclusive” License Agreement to deploy proprietary Envoii technology for the payment processing industry, its name and domain sites.

This licensed technology will allow the Company to provide payment-processing solutions by providing contracted businesses the ability to transact business over the internet with their clients through a very secure and proprietary payment system.

Funding for this acquisition in September 2006 was made possible by the issuance of convertible notes made with two private investors.

In January of 2007 the Company entered into an agreement with All In Movie, LLC to provide a fully integrated payment processing, stored value and redemption platform to coincide with the release of the motion picture “All In”. This platform will allow in-theatre and home distribution tie in marketing for purchase of related promotions and collateral products through its Internet site “allinmovie.com”.

The Company plans on opening a fully operating Internet Mall in May of 2007 called the “The All In Mall” (theallinmall.com) with fully operating ‘virtual’ stores offering a wide selection of products and services. Points earned through purchases can be used to play in the mall game arcade and casino. We project first year revenues from product sales, advertising, and list monetization to be approximately $9 million with a $1.8 pre-tax profit.

Results of Operation for Year Ended December 31, 2006

The Company generated $ 0 in revenue during the period covered by this Report. Net losses for the year ending December 31, 2006, of $(2,166,311) were primarily attributable to the execution of our business plan relating to the Envoii License.

The Company had total assets of $577,737 at the year ended December 31, 2006, compared to $48,341 for the year ended December 31, 2005. The increase was primarily attributed to the purchase of the Envoii License through the issuance of convertible debt.

The Company had total liabilities of $ 3,929,344 at the year ended December 31, 2006, compared to $2,513,315 for the year ended December 31, 2005. The increase was primarily attributable to the issuance of convertible debt to purchase the Envoii License as well as the derivative and liquidating liabilities associated with the notes.

At December 31, 2006, the Company had $78,486 cash on hand compared to $0 at December 31, 2005.

At December 31, 2006, the Company had accounts receivable of $ 0 and container note receivables of $3,611,101. At December 31, 2006, the Company had an allowance for doubtful accounts of $ 3,611,101. The Company’s accounts receivable is primarily from two clients that are currently under investigation for certain “offshore” transactions made prior to their association with the Company. The Company is not under investigation. However, effective December 2005 these clients have been instructed to cease business operation pending completion of the investigation. As a result they are unable to collect their receivables and subsequently pay the Company amounts owed

The timing and/or ultimate payment of these monies due the Company relating to its container financing business is uncertain at this time. The investigation of the clients in question is still ongoing. Management believes at this time that collection of these finds is unlikely. Accordingly, the Company has established an allowance for uncollectible receivables of 100% because of the uncertainties associated with collection.

The current situation with container notes receivable and accounts receivable has seriously affected the cash flow of the Company.

Although the Company expects to generate revenues in 2007, the Company expects to continue to incur losses at least through the first half of 2007, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

Liquidity and Capital Resources

At December 31, 2006, the Company’s total assets of $577,737 were exceeded by our total liabilities of $3,929,344. We had working capital of $124,390. We believe that additional working capital will need to be raised in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

ITEM 7. FINANCIAL STATEMENTS.

  Our financial statements are filed under this Item 7, beginning on page F-1 of this report.

Secured Financial Network, Inc.

CONTENTS

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - SHERB & CO, LLP	F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - MOORE	F -3

FINANCIAL STATEMENTS

Balance Sheets	F -4

Statement of Operations	F -5

Statement of Statements of Stockholders’ (Deficit)	F -6

Statement of Cash Flows	F -7

NOTES TO THE FINANCIAL STATEMENTS	F -8 to F-24

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Secured Financial Network, Inc.

We have audited the accompanying balance sheet of Secured Financial Network, Inc. as of December 31, 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006, and the results of its operations and cash flows for the year ended December 31, 2006, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that Secured Financial Network, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We have also audited the adjustments described in Note 1 - Restatement and Revision, that were applied to restate the 2005 financial statements to correct an error. In our opinion, such adjustments are appropriate and been properly applied. We were not engaged to audit, review, or apply any procedures to the 2005 financial statements of the Company other than with respect to the adjustments and accordingly, we do not express an opinion or any other form of assurance on the 2005 financial statements taken as a whole.

/s/ Sherb & Co., LLP
        SHERB & CO, LLP
Certified Public Accountants
New York, New York
April 13, 2007

MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Secured Financial Network, Inc.
Las Vegas, Nevada

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

Moore & Associates Chartered
Las Vegas, Nevada
May 11, 2006

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

SECURED FINANCIAL NETWORK, INC.
BALANCE SHEETS

ASSETS
	December 31,
		Restated
	2006	2005
CURRENT ASSETS
Cash	$78,486	$-
Accounts Receivable & Container Notes
Receivable, net of allowance	-	-
Employee Loans	12,404	32,134
Prepaid Expenses	33,500	2,500

Total Current Assets	124,390	34,634

FURNITURE AND EQUIPMENT (NET)	2,567	4,837

OTHER ASSETS
Note Receivable	2,000	-
Investments Held for Sale	4,400	6,000
Security Deposits	-	2,870
Deferred Financing Fees	59,380
License Agreement	385,000	-

Total Other Assets	450,780	8,870

TOTAL ASSETS	$577,737	$48,341

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$34,310	$128,061
Investor Notes Payable	2,025,000	2,025,000
Investor Profit Participation	246,000	256,733
Accrued Expenses	638,630	103,521
Derivative and Liquidating Liabilities	862,878	-
Secured Convertible Notes - net of debt
discount of $474,974	122,526	-

Total Current Liabilities	3,929,344	2,513,315

STOCKHOLDERS' DEFICIT
Common Stock authorized is 100,000,000
shares at $0.001 par value. Issued and
outstanding on December 31, 2006 is 31,001,581
and December 31, 2005 is 19,628,108 shares.	31,002	19,628
Additional Paid in Capital	1,425,639	157,335
Accumulated Deficit	(4,808,248)	(2,641,937)

Total Stockholders' Deficit	(3,351,607)	(2,464,974)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$577,737	$48,341

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
STATEMENTS OF OPERATIONS

	Year Ended December 31,
		Restated
	2006	2005

REVENUES
Container Profit Participation	$-	$1,916,450
Container Notes - Accrued Interest	-	157,901
Contract Administration	-	55,149

Total Gross Income	-	2,129,500

EXPENSES
Administrative Expenses	298,451	395,131
Container Financing Expense	-	512,608
Bad Debt Expense	-	3,611,101
Professional and Consulting	575,746	139,895
Depreciation and Amortization	-	616
Interest Expense	437,070	99,336

Total Expenses	1,311,267	4,758,687

Net Loss before other income (expense)	(1,311,267)	(2,629,187)

Other Income	2,500
Derivative and Liquidating Expenses	(862,878)
Net Gain (Loss) from Sale of Investments	5,334	(12,750)

Net loss before Provision
for Income Taxes	(2,166,311)	(2,641,937)

Provision for Income Taxes	-	-

NET LOSS	$(2,166,311)	$(2,641,937)

Basic and Diluted
Net Loss per Common Share	$(0.10)	$(0.16)

Weighted Average Number of Shares
Common Shares Outstanding -
basic and diluted	22,327,345	16,737,153

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2005 and 2006

	Common Stock				Total
		Par value .001	Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2004 - restated	14,737,343	$14,737	$(14,737)	$-	$-

Common Stock Issued for Cash
in recapitalization	956,135	956	(956)		0

Common Stock Issued for Cash	200,000	200	29,800		30,000

Common Stock Issued for Services	3,734,630	3,735	143,228		146,963

Net (Loss)				(2,641,937)	(2,641,937)

Balance, December 31, 2005 - restated	19,628,108	19,628	157,335	(2,641,937)	(2,464,974)

Common Stock Issued for Cash	145,000	145	27,855		28,000

Common Stock Issued for Services	4,524,307	4,525	669,814		674,339

Common Stock issued for Pledged Shares	5,975,000	5,975	(5,975)		-

Common Stock Issued to Retire Debt	729,166	729	36,571		37,300

Beneificial Conversion Feature and Equity Rights			540,039		540,039

Net (Loss)				(2,166,311)	(2,166,311)

Balance, December 31, 2006	31,001,581	$31,002	$1,425,639	$(4,808,248)	$(3,351,607)

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2006	2005
Cash Flows From Operating Activities:		Restated

Net Loss	$(2,166,311)	$(2,641,937)

Adjustments to Net Loss:
Common Stock for Services	674,339	146,963
Derivative and Liquidating Expense	862,878	-
Amortization of Debt Discount and Finance Fees	68,560	-
Depreciation	770	616
Increase in Allowance for Uncollectibles	-	3,611,101
Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:
Changes in Assets and Liabilities:
Accounts Receivable	-	(1,841,101)
Container Notes Receivable	-	(1,770,000)
Prepaid Expense	(31,000)	(2,500)
Employee Loans	17,730	(32,134)
Investor Profit Participation	(10,733)	256,733
Accrued Expenses	444,037	103,521
Accounts Payable	(35,378)	128,030

Net Cash (Used) by Operating Activities	(175,109)	(2,040,708)

Cash Flows From Investing Activities:
Deferred Finance Fees	(62,875)	-
Security Deposits	2,870	(2,870)
Investment Held for Sale	1,600	(6,000)
License Agreement	(385,000)	-
(Purchase) Sale of Equipment	1,500	(5,453)

Net Cash (Used) by Investing Activities	(441,905)	(14,323)

Cash Flows From Financing Activities:
Principal Received from Investor Notes	-	2,025,000
Principal Received on Long Term Notes	667,500	-
Proceeds from the sale of Common Stock	28,000	30,000

Net Cash Provided by Financing Activities	695,500	2,055,000

Net Change in Cash	78,486	(31)

Cash and Cash Equivalents - Beginning	-	31

Cash and Cash Equivalents - Ending	$78,486	$-

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$368,510	$99,336

Non-Cash Financing Transactions:
Shares Issued for Services	$674,339	$146,963
Conversion of Indebtedness for Equity	$37,300	$-

The accompanying notes are an integral part of these statements

Secured Financial Network, Inc.
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 and 2006

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and History of Company

The Company, Secured Financial Network, Inc. (originally Loughran/Go Corporation and changed its name to 12 To 20 Plus, Inc.), was incorporated in April 26, 1996 and changed its name to Secured Financial Network, Inc. (“ the Company” ) on January 11, 2005. Secured Financial Network, Inc. is a Ft. Lauderdale, Florida-based Company primarily engaged in a full-spectrum of e-commerce transactions through a proprietary 'bank-grade' electronic-vault and electronic wallet based payment processing system through its exclusive Envoii Deployment License Agreement. The Company has previously financed domestic and international container shipping. The company does not presently have the financial resources to execute it’s financing business.

On November 22, 2004, 12 To 20 Plus, Inc. entered into a share exchange agreement with Secured Financial Network, Inc. through the issuance of an aggregate of 14,737,343 shares of common stock, reflecting 94% of the 15,693,478 shares of common stock outstanding after the closing. For accounting purposes, the transaction is reflected as if the 12 To 20 Plus, Inc. was acquired by Secured Financial Network Inc. with the business of Secured Financial Network Inc. being the successor entity. The acquisition was accounted for as a recapitalization of the predecessor entity Secured Financial Network, Inc. with the management of the predecessor entity Secured Financial Network, Inc. controlling and operating the Company after the acquisition date. The financial statements presented primarily represent the operations of Secured Financial Network, Inc. from its inception date, November 10, 2004, to the merger date. In addition, the capital structure of Secured Financial Network, Inc. has been recapitalized to account for the equity structure subsequent to the acquisition as if Secured Financial Network, Inc. had been the issuer of the common stock for all periods presented.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended December 31, 2006 and 2005, the Company has incurred net losses of $2,166,311 and $2,641,937 and has a stockholders’ deficit of $3,371,130 as of December 31, 2006. The future of the Company is dependent upon its ability to obtain additional equity or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing. Although the Company plans to pursue additional financing, there can be no assurance that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long lived assets.

These financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Secured Financial Network, Inc.
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 and 2006

Restatement and Revision

After review of comments received from the staff of the Securities and Exchange Commission (“ Commission”), the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the financial statements as for the year ended December 31, 2005 and the related subsequent quarterly reports, should no longer be relied upon because of certain errors relating to the merger accounting with 12 to 20 Plus, Inc. Therefore in accordance with FASB Statement No. 154, Accounting Changes and Error Corrections, these financial statements as of December 31, 2005 and for the year then ended, have been restated for the following corrections of errors:

a) The initial merger accounting was presented as a purchase of the business and entity of 12 to 20 Plus, Inc, with the business of 12 to 20 Plus, Inc., being subsequently presented ( post merger date ) as discontinued operations. The initial merger accounting should have been presented as a recapitalization of the predecessor entity Secured Financial Network, Inc., as neither entity had any operations, assets or liabilities. We have reversed any discontinued operations presented and the predecessor entity 12 to 20 Plus, Inc. capital transactions presented in 2005.

b) There was $50,000 of debts reported as assumed with the merger, relating to the shareholders purchase of the outstanding shares of 12 to 20 Plus, Inc. This assumed indebtedness has been reversed.

c) In addition we have eliminated the net loss noted of $392,494 in the Statement of Operations for the year ended December 31, 2004, the related Statement of Cash Flows for the year ended December 31, 2004, and the amounts presented in the Statement of Stockholders’ Equity for the years ended December 31, 2003 and 2004, as such operations and equity relates to those of the 12 to 20 Plus, Inc.

d) The Statements of Operations, Cash Flows and Stockholders’ Equity have not been presented for restatement as the predecessor entity Secured Financial Network, Inc. was formed on November 10, 2004. The predecessor entity Secured Financial Network, Inc. had no assets or liabilities as of December 31, 2004 and the then shares outstanding were incidental as the recapitalization on January 11, 2005 eliminated such capitalization and any presentation of the predecessor entity.

e) The Statements of Cash Flows for 2005 have been edited for the elimination of the discontinued operations losses recorded and the $50,000 debt item noted in (b) above. Certain reclassifications have been made for moving cash flows items from operating to more appropriate sections.

Secured Financial Network, Inc.
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 and 2006

BALANCE SHEET

ASSETS

	December 31,
	Originally				Restated
	Reported	Adjustments			2005
CURRENT ASSETS
Cash	$-				$-
Accounts Receivable & Container Notes
Receivable, net of allowance	-				-
Employee Loans	32,134				32,134
Prepaid Expenses	2,500				2,500

Total Current Assets	34,634				34,634

FURNITURE AND EQUIPMENT (NET)	4,837				4,837

OTHER ASSETS
Investments Held for Sale	6,000				6,000
Security Deposits	2,870				2,870

Total Other Assets	8,870				8,870

TOTAL ASSETS	$48,341				$48,341

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$128,061				$128,061
Investor Notes Payable	2,025,000				2,025,000
Investor Profit Participation	256,733				256,733
Accrued Expenses	103,521				103,521
Short Term Notes	50,000	(50,000)	(b	)	-

Total Current Liabilities	2,563,315				2,513,315

STOCKHOLDERS' DEFICIT
Common Stock	19,628				19,628
Additional Paid in Capital	1,000,558	(843,223)	(a	)	157,335
Accumulated Deficit	(3,535,160)	893,223	(a,b	)	(2,641,937)

Total Stockholders' Deficit	(2,514,974)				(2,464,974)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$48,341				$48,341

Secured Financial Network, Inc.
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 and 2006

STATEMENT OF OPERATIONS

	Year Ended December 31,
	Originally				Restated
	Reported	Adjustments			2005
REVENUES
Container Profit Participation	$1,916,450				$1,916,450
Container Notes - Accrued Interest	157,901				157,901
Contract Administration	55,149				55,149

Total Gross Income	2,129,500				2,129,500

EXPENSES
Administrative Expenses	395,131				395,131
Container Financing Expense	512,608				512,608
Bad Debt Expense	3,611,101				3,611,101
Professional and Consulting	139,895				139,895
Depreciation and Amortization	616				616
Interest Expense	99,336				99,336

Total Expenses	4,758,687				4,758,687

Net Loss before discontinued
operations	(2,629,187)				(2,629,187)

Gain on Disposal of Discontinued Ops	9,162	(9,162)	(a	)	-
Net Loss from Discontinued Ops	(125,000)	125,000	(a	)	-
Net Gain (Loss) from Sale of Investments	(12,750)				(12,750)

Net loss before Provision
for Income Taxes	(2,757,775)				(2,641,937)

Provision for Income Taxes	-				-

NET LOSS	$(2,757,775)				$(2,641,937)

Basic and Diluted
Net Loss per Common Share	$(0.16)				$(0.16)

Weighted Average Number of Shares
Common Shares Outstanding -
basic and diluted	16,737,153				16,737,153

Secured Financial Network, Inc.
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 and 2006

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
					Restated
	2005				2005
Cash Flows From Operating Activities:

Net Loss	$(2,757,775)	$115,838	(a	)	$(2,641,937)

Adjustments to Net Loss:
Common Stock for Services	146,963				146,963
Depreciation	616				616
Increase in Allowance for Uncollectibles		3,611,101	(e	)	3,611,101
Discontinued Operations	(157,755)	157,755	(a	)	-
Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:
Changes in Assets and Liabilities:
Container Notes Receivable	(1,770,000)				(1,770,000)
Accounts Receivable	(1,841,101)				(1,841,101)
Increase in Allowance for Uncollectibles	3,611,101	(3,611,101)	(e	)	-
Security Deposits	(2,870)	2,870	(e	)	-
Prepaid Expense	(2,500)				(2,500)
Employee Loans	(32,134)				(32,134)
Investor Profit Participation	256,733				256,733
Accrued Expenses	103,521				103,521
Accounts Payable	51,623	76,438	(a	)	128,030

Net Cash (Used) by Operating Activities	(2,393,578)				(2,040,708)

Cash Flows From Investing Activities:
Security Deposits		(2,870)	(e	)	(2,870)
Investment Held for Sale	(6,000)				(6,000)
(Purchase) Sale of Equipment	(5,453)				(5,453)

Net Cash (Used) by Investing Activities	(11,453)				(14,323)

Cash Flows From Financing Activities:
Principal Received on Short Term Notes	50,000	(50,000)	(b	)	-
Principal Received from Investor Notes	2,025,000				2,025,000
Proceeds from the sale of Common Stock	330,000	(300,000)	(a	)	30,000

Net Cash Provided by Financing Activities	2,405,000				2,055,000

Net Change in Cash	(31)				(31)

Cash and Cash Equivalents - Beginning	31				31

Cash and Cash Equivalents - Ending	$-				$-

Secured Financial Network, Inc.
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 and 2006

Reclassifications

Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Container Notes Receivable, Accounts Receivable and Revenue Recognition

Container Notes Receivable

The Company provided short-term (average 45-day) financing to manufacturers and shippers at a specified rate of return and secured by a non-interest bearing promissory note for the gross amount receivable. The Company initially records its container notes receivable net of potential interest. This represents the net principle amount invested in container financing that as of December 31, 2006 is $1,770,000 as is recorded as Container Notes Receivable. We have ceased accruing interest on the container notes as of January 1, 2006 as the collectibility of such interest bearing notes is questionable.

Accounts Receivable

The Company also negotiated a set amount called profit participation associated with each individual container contract. The amount becomes due when the container/product is delivered and the aggregate for the above contracts is $1,683,200 as of December 31, 2006.

Revenue in the form of profit participation and interest on container notes is accrued and recognized at the end of each quarter, to the extent such revenues we deemed collectible.

Accounts Receivable Allowance

Total Accounts receivable with their associated allowance consists of the following:

	31-Dec-06	31-Dec-05
Profit Participation	$1,683,200	$1,683,200
Container Notes Receivable	1,770,000	1,770,000
Accrued Interest Receivable	157,901	157,901

Total Receivables	$3,611,101	$3,611,101
Less: Allowance	(3,611,101)	(3,611,101)
Net Receivables	$0	$0

The Company has no history of collections and the investigation described below is an extraordinary event that has impacted its ability to receive payment for services rendered. The Company will adjust its allowance as history becomes available.

The container notes the Company holds were executed by clients that are currently under investigation for certain “offshore” transactions made prior to their association with the Company. The Company is not under investigation. However, effective December 2005 these clients have been instructed to cease business operation pending completion of the investigation. As a result they are unable to collect their receivables and subsequently pay the Company amounts owed.

The timing and/or ultimate payment of these monies due the Company relating to its container financing business is uncertain at this time. The investigation of the clients in question is still ongoing. Management believes at this time that collection of these finds is unlikely. Accordingly, the Company has established an allowance for uncollectible receivables of 100% because of the uncertainties associated with collection.

Secured Financial Network, Inc.
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 and 2006

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

Furniture and Equipment

Furniture and equipment are stated at cost. When such assets are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts. Gains or losses from retirements or sales are credited or charged to income.

The Company depreciates its property and equipment under the straight-line method as follows:

Furniture    5 years
Office equipment                           5 years

Long Lived Assets

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued establishing new rules and clarifying implementation issues with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” by allowing a probability weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity’s operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company believes that, at December 31, 2006, no such impairments exist.

Stock-Based Employee Compensation

The Company accounted for stock-based compensation plans utilizing the provisions of Accounting Principles Board Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees” and the Financial Accounting Statement of Financial Accounting Standards No. 123 and No. 148 (SFAS 123 and SFAS 148), “Accounting for Stock-Based Compensation”. Under SFAS 123, the Company will continue to apply the provisions of APB 25 to its stock-based employee compensation arrangements, and is only required to supplement its financial statements with additional pro-forma disclosures. The Company did not issue any options or warrants for compensation in the last two fiscal years. All shares issued for services have been valued at market value and the related value has been expensed accordingly.

Effective January 1, 2006, the Company adopted SFAS 123R. Under the application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Per the provisions of SFAS 123R, the Company has adopted the policy to recognize compensation expense on a straight-line attribution method.

SFAS 123R eliminates the alternative to use the intrinsic value methods of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of stock options. SFAS 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment transactions with employees.

Secured Financial Network, Inc.
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 and 2006

Concentration of Credit Risk

The Company is subject to has been subject to significant risks in the normal course of business with its container financing business being concentrated with one customer. The Company does at times have cash in excess of the federal insurable limits.

Income Taxes

The Company accounts for its income taxes under the provisions of Statement of Financial Accounting Standards 109 (“SFAS 109”). The method of accounting for income taxes under SFAS 109 is an asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Net Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”) that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. The Company does not have any quantifiable Common stock equivalents outstanding as the warrants attributed to the convertible debt are priced and calculated only upon conversion of the related convertible debt. Once such convertible debt is converted and the number of warrants are determined, we will determine if the inclusion of such warrants would be anti-dilutive, if so, such warrants would be excluded from the computation of earnings per share. We have excluded the 5,975,000 pledged shares, issued, from the computation of earnings per share. See Convertible Debt note.

Accounting Estimates

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The reserves on the Company’s related party receivables could change in the near future.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2006. The Company considers the carrying value of accounts receivable, net of reserves, accounts payable and accrued expenses in the financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded related party assets and liabilities.

Recent Accounting Pronouncements

FASB 155 - Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FASB Statement No. 155, which is an amendment of FASB Statements No. 133 and 140. This Statement (a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (b) clarifies which interest-only strip and principal-only strip are not subject to the requirements of Statement 133, (c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, (e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Secured Financial Network, Inc.
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 and 2006

FIN 48 - Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 contains a two step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. This provision is effective for fiscal years beginning after December 15, 2006, which will be the Company’s fiscal year 2008. The Company is evaluating the impact, if any; the adoption of this statement will have on its results of operations, financial position, or cash flows. Given the Company’s substantial loss carry-forward, it does not, in the near term, expect to have any impact of the Company’s tax position with the adoption of FIN 48.

FASB 157 - Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which will be the Company’s fiscal year 2009. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

SAB 108 - Considering the Effects of Prior Year Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for fiscal years beginning after November 15, 2006, which will be the Company’s fiscal year 2008.

FASB Staff Position ( FSP ) No. EITF 00-19-2 - Accounting for Registration Payment Arrangements

On December 21, 2006, the FASB approved FSP No. EITF 00-19-2, “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, “Accounting for Contingencies”. FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, and FASB Interpretation No. 45, “Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The Company has adopted the terms and conditions of this pronouncement as of December 31, 2006, as the culmination of the Convertible Notes was completed on December 29, 2006.

Secured Financial Network, Inc.
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 and 2006

NOTE 4 - FURNITURE AND EQUIPMENT

At December 31, 2006, furniture and equipment consisted of the following:

Description	Amount
Office furniture and equipment	$5,453
Less assets sold	(1,500)
Less: accumulated depreciation	(1,386)
Property and equipment, net	$2,567

Depreciation expense charged to operations totaled $770 and $616 in 2006 and 2005, respectively.

NOTE 5 - LICENSE AGREEMENT

In November 2006 as amended in February 2007, the Company acquired for $385,000 an exclusive license agreement to provide e-commerce transaction processing through a proprietary ‘bank-grade’ electronic-vault and electronic-wallet based payment processing system.

In addition $15,000 was prepaid as an annual maintenance fee with regards to this electronic payment processing system, upon the purchase of the license agreement. Once such system is placed in service, the annual maintenance fee will be amortized over one year.

We intend to amortize the cost of such license agreement over a two year period. This license agreement is for a two year term, with an additional automatic twelve month renewal, unless either party terminates such agreement for any reason. The annual amortization of such agreement will approximate $192,500 per annum.

In addition to the consideration paid for the purchase of such license agreement, royalties shall be due at $0.20 per transaction or 20% of the gross transaction excluding micropayment transactions. The Company has guaranteed minimum royalties to be paid in the amount of $50,000 in year two starting November 1, 2007, $100,000 for year three and $250,000 for each year thereafter in order tom keep exclusive terms under this license agreement.

NOTE 6 - NOTES PAYABLE

Investor Notes Payable

The Company issued short-term notes (average 90-days) with a specific rate of return (average 4%) to acquire funds to invest into high yield activities (e.g. Container financing/investment). As of December 31, 2006 the Company’s short-term notes payable total $2,025,000. The Company has also accrued $444,987 interest and contractual profit participation of $246,000 associated with these notes.

Secured Financial Network, Inc.
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 and 2006

Secured Convertible Notes Payable

During September and October 2006, “Funding” dates, we issued in a private offering, $597,500 aggregate principal amount of secured convertible notes “Convertible Notes” with $400,000 due September 26, 2007, $100,000 due October 30, 2007, and $ 97,500 due October 31, 2007.

The Convertible Notes are convertible as follows: at any time, 90 days after funding is complete, but prior to repayment of all amounts due as provided under the Convertible Notes, all or any portion of the principal amount of the note shall be convertible at the option of the lender into fully paid and non-assessable shares of the Company’s common stock. The number of common shares of the Company that Convertible Note holder “ Lender” shall be entitled to receive upon conversion shall be equal to the number attained by dividing the principal, including accrued interest pursuant to the Convertible Note being converted by the conversion price. The conversion price shall be the lesser of $.10 per share, or one of the following times 60%:

a)	the closing bid price for common stock on the trading day one day prior to a Lender’s notice of conversion, or
b)
the average closing bid price for common stock on the five trading days immediately prior to a Lender’s notice of conversion, or if registration statement is not effective on the 180 day anniversary of the Funding (“c” & “d” not otherwise applying),

c)	the closing bid price for common stock on the 180 day anniversary of the Funding, or
d)	the average closing bid price for common stock on the five trading days immediately prior to the 180 anniversary date of the Funding.

The lender shall not be entitled to convert, if such conversion would result in beneficial ownership by the Lender and its affiliates of more than 9.99% of the outstanding shares of common stock of the Company on such exercise or conversion date, including:

(i) the number of shares of common stock beneficially owned by the Lender and its affiliates, and

(ii) the number of shares of common stock issuable upon the exercise of the warrant and/or options and/or conversion.

The convertible debentures and related agreements provide among other things for:

The Company may elect to make principal and interest payments in freely tradable shares in lieu of cash. The Company’s right to make such payment in shares in lieu of cash can only be made if the volume weighted average price of the Company’s common stock has been trading at a price of $0.25 or above per share for 10 consecutive days prior to the date of the payment date and the average daily trading volume is at least 15 times the number of shares to be so issued hereby as payment.

At any time, 90 days after funding is complete, but subject to customary equity conditions, the Company may at any time, upon 30 days written notice, prepay all of the outstanding Convertible Notes on a pro-rata basis at 110% of the outstanding principal balance only after the note has amortized one year.

As security for the repayment of all liabilities arising under the Convertible Note, the Company granted to lender a security interest in and a lien on 5,975,000 shares of common stock, issued with a restricted legend, hereafter referred to as the “Collateral”. The Lender has the right to sell or hypothecate such Collateral, to the extent permitted under applicable securities laws. However, the Lender shall not sell more than 10% of the average daily volume in any week.

If the Company raises money at a lower price than the Lender has purchased the shares, upon conversion of such Convertible Note, then the Company will re-price the Lender’s shares and warrants to that price. The Lender has the right of first refusal of any financing for eighteen (18) months after the Funding. The Purchaser will be notified prior to any other financing and have an option to respond with competitive financing terms upon notification. The Company will not raise any capital below 10 cents per share.

Secured Financial Network, Inc.
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 and 2006

Notwithstanding anything herein to the contrary, the Company will be allowed to raise additional capital to complete its $1.5 million contemplated fund-raising.

The Company shall file a Registration Statement with the Securities and Exchange Commission “the Commission” in order to register the common shares issuable upon conversion of the Convertible Note within sixty- (60) calendar days after the Funding Date (the “Filing Date”), and use its best efforts to cause, such registration statement, to be declared effective not later than one hundred and twenty (120) calendar days after the Funding Date (the “Effective Date”). The Company will register not less than a number of shares of common stock in the aforedescribed registration statement that is equal to 175% of the common shares issuable upon conversion of all of the Collateral, and 100% of the warrant shares issuable upon exercise of the warrants (collectively the “Registrable Securities”). The Registrable Securities shall be reserved and set aside exclusively for the benefit of the Lender, and not issued, employed or reserved for anyone other than the Lender. The Registration Statement will immediately be amended or additional registration statements will be immediately filed by the Company as necessary to register additional shares of common stock to allow the public resale of all common stock included in and issuable by virtue of the Registrable Securities. Except with the written consent of the Lender, or as described on Schedule 11.1 hereto, no securities of the Company other than the Registrable Securities will be included in the Registration Statement. It shall be deemed a Non-Registration Event if, at any time after the date the Registration Statement is declared effective by the Commission, the Company has registered for unrestricted resale on behalf of the Lenders fewer than 125% of the amount of common shares issuable upon full conversion of all sums due hereunder and 100% of the warrant shares issuable upon exercise of the warrants.

The Company and the Lender agree that the Lender upon conversion of the Convertible Notes to common shares will suffer damages if the Registration Statement is not filed by the Filing Date and not declared effective by the Commission by the Effective Date, and it would not be feasible to ascertain the extent of such damages with precision. Accordingly, if (A) the Registration Statement is not filed on or before the Filing Date, (B) is not declared effective on or before the Effective Date, (C) due to the action or inaction of the Company, the Registration Statement is not declared effective within 3 business days after receipt by the Company or its attorneys of a written or oral communication from the Commission that the Registration Statement will not be reviewed or that the Commission has no further comments, (D) if the registration statement is not filed within 60 days after written request of the Lender, or is not declared effective within 120 days after such written request, or (E) any registration statement is filed and declared effective but shall thereafter cease to be effective without being succeeded within 15 business days by an effective replacement or amended registration statement or for a period of time which shall exceed 30 days in the aggregate per year (defined as a period of 365 days commencing on the Actual Effective Date (each such event referred to in clauses (A) through (E) herein as a “Non-Registration Event”), then the Maker shall deliver to the Lender of Registrable Securities, as liquidated damages (“Liquidated Damages”), an amount equal to 5% for each 30 days or part thereof of the face amount hereof. Liquidated Damages payable in connection with a Non-Registration Event described in clause (B) above shall accrue from the 180th calendar day after the Closing Date. The Company must pay the Liquidated Damages in cash, except that the Lender may elect that such Liquidated Damages to be paid with shares of Common Stock with such shares valued at sixty percent (60%) of the Conversion Price in effect on each thirtieth day or sooner date upon which Liquidated Damages have accrued. The Liquidated Damages must be paid within 10 days after the end of each thirty (30) day period or shorter part thereof for which Liquidated Damages are payable. In the event a Registration Statement is filed by the Filing Date but is withdrawn prior to being declared effective by the Commission, then such Registration Statement will be deemed to have not been filed. All oral or written comments received from the Commission relating to the Registration Statement must be adequately responded to within 30 days in connection with the initial filing of the Registration Statement and within 10 business days in connection with amendments to the Registration Statement after receipt of such comments from the Commission. Failure to timely respond to Commission comments is a Non-Registration Event for which Liquidated Damages shall accrue and be payable by the Maker to the Lenders of Registrable Securities at the same rate set forth above. Notwithstanding the foregoing, the Maker shall not be liable to the Lender under this Section 11.4 for any events or delays occurring as a consequence of the acts or omissions of the Lender contrary to the obligations undertaken by Lender in this Agreement.

Secured Financial Network, Inc.
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 and 2006

Liquidated Damages will neither accrue nor be payable pursuant to this Section 11.4 nor will a Non-Registration Event be deemed to have occurred for times during which Registrable Securities are transferable by the Lender of Registrable Securities pursuant to Rule 144(k) under the 1933 Act.

In addition to any other rights available to Lender, if the Company fails to deliver to Lender Unlegended Shares as required pursuant to the Agreement, within seven (7) business days after the Unlegended Shares Delivery Date and the Lender purchases (in an open market transaction or otherwise) shares of common stock to deliver in satisfaction of a sale by Lender of the shares of Common Stock which the Lender was entitled to receive from the Company (a “Buy-In”), then the Company shall pay in cash to the Lender (in addition to any remedies available to or elected by the Lender) the amount by which (A) the Lender’s total purchase price (including brokerage commissions, if any) for the shares of common stock so purchased exceeds (B) the aggregate purchase price of the shares of Common Stock delivered to the Maker for reissuance as Unlegended Shares together with interest thereon at a rate of 15% per annum, accruing until such amount and any accrued interest thereon is paid in full (which amount shall be paid as liquidated damages and not as a penalty). For example, if Lender purchases shares of Common Stock having a total purchase price of $11,000 to cover a Buy-In with respect to $10,000 of purchase price of shares of Common Stock delivered to the Company for reissuance as Unlegended Shares, the Company shall be required to pay the Lender $1,000, plus interest. The Lender shall provide the Company written notice indicating the amounts payable to the Lender in respect of the Buy-In.

The Company shall pay to Lender, at Closing, a fixed non-accountable allowance to cover due diligence expenses of $1,500, plus 1.25% of the total amount invested pursuant to each Closing. At the election of the Lender, or its designees, any or all of the foregoing compensation and expense allowances can be taken in kind, pursuant to the same terms and conditions as that of an investment herein, for a like amount. Of the amounts advanced by the Lender to the Company, 10% will be paid directly to Brass Bulls, Corp., on the Company’s behalf, as a finder’s fee. This will be the Company’s expense and thus reduce the amount otherwise payable to the Company. The Company has recorded $62,875 of fees attributed to this financing, as deferred financing fees and will be expensed ratably over the term of the Convertible Notes. There was $3,495 of amortization recorded for the year ended December 31, 2006, attributed to these deferred financing fees. The balance will be expensed in 2007.

The Lender or its designee, shall also be entitled to a commission of 5% of any and all amounts received, directly or indirectly, by the Company. and/or its principals as a consequence of a merger, license or any other similar arrangement or remuneration as a consequence of the efforts of the Lender or its designee or agent.

In connection with the issuance of the Convertible Notes, the Company issued 5-year warrants to purchase an amount of Company stock up to a limit of 30% of the principal amount of the note. The exercise price of the warrants is equal to 300% of the conversion price of the note.

The Company recognized a debt discount of $ 540,039 at the date of issuance of the Convertible Notes. The debt discount of $540,039 is comprised of $69,605 for the detachable warrants and $470,434 for the beneficial conversion features of the Convertible Notes. The beneficial conversion features were recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments and EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The debt discount is recognized over the term of the Convertible Notes of one year. There was $65,065 of amortization recorded for the year ended December 31, 2006, attributed to this debt discount. The balance will be expensed in 2007.

Secured Financial Network, Inc.
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 and 2006

NOTE 7 - DERVATIVE AND LIQUIDATING LIABILITES

During the year ended 2006, the Company recognized $693,503 of derivative liabilities pursuant to EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and $169,375 of liquidating damages liabilities pursuant to Financial Accounting Standards Board Staff Position - FSP No. EITF 00-19-2, Accounting for Registration Payment Arrangements, all attributed to the terms of the Convertible Notes. A derivative liability was required to be recorded fundamentally due to the nature of the conversion terms, provide that the Company could potentially be in the position of delivering more shares than the Company has authorized to issue for the satisfaction of the conversion of the Convertible Notes and the exercise of the related warrants. Due to the nature of calculating the amount of warrants to issue and the exercise price, the Company is in the position of issuing another 10% more shares over the shares issued for the conversion of the Convertible Notes.

The Liquidating Damages liability relates to the recognition of an expense for the anticipated failure by the Company to comply with certain registration rights held by the holders of the Convertible Notes and obtain an effective registration of the required shares issuable upon conversion of the Convertible Notes and the exercise of related the warrants, described earlier. We have recorded the maximum anticipated penalties to be incurred for the failure to register the required common shares potentially issuable for the conversion of the Convertible Notes and the exercise of the warrants, through September 26, 2007, the maturity date of the first installment of such Convertible Notes. The penalty calculated was based on 5% of the outstanding Convertible Notes, commencing on 180 days from the date of such Convertible Note agreements executed, through September 26, 2007. An expense has been recorded for the $169,375, as a cost of entering into such debt arrangements, as the terms of such debt arrangements are overly burdensome. There are no maximum penalty terms for the failure to obtain an effective Registration.

The fair value of the derivative liabilities recorded of $693,503, at inception, is comprised of two components, one component of the liability estimated of $614,676 attributed to the Convertible Notes conversion factor of 60% of market, but not more than $0.10 and another component of the liability estimated to be $78,827, attributed the warrants exercise price to be 300% of the conversion price, once fixed. A revaluation of the derivative liabilities as of December 31, 2006 for their fair value, was performed with a lower estimate being derived of $647,761, as such change is less than 10% no change to the recorded estimate was made, primarily due to the high volatility of the stock price and the short amount of time transpired since the date of issuance of such Convertible Notes. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed are as follows;

	Convertible Note into Shares	Exercise of Warrants
Market Price of Stock	$0.065 - $0.08	$0.065 - $0.08
Exercise Price	$0.039 - $0.042	$0.117 - $0.144
Term	One Year	Five Years
Volatility	108% - 131%	108% - 131%
Risk Free Rate	4.74%	4.74%
Number of Shares Assumed Issuable	14,668,612	1,466,862

NOTE 8 - EQUITY TRANSACTIONS

Common Stock

On November 22, 2004, 12 To 20 Plus, Inc. entered into a share exchange agreement with Secured Financial Network, Inc. through the issuance of an aggregate of 14,737,343 shares of common stock, reflecting 94% of the 15,693,478 shares of common stock outstanding after the closing. For accounting purposes, the transaction is reflected as if the 12 To 20 Plus, Inc. was acquired by Secured Financial Network Inc. with the business of Secured Financial Network Inc. being the successor entity. The acquisition was accounted for as a recapitalization of the predecessor entity Secured Financial Network, Inc. with the management of the predecessor entity Secured Financial Network, Inc. controlling and operating the Company after the acquisition date. The financial statements presented primarily represent the operations of Secured Financial Network, Inc. from its inception date, November 10, 2004, to the merger date. In addition, the capital structure of Secured Financial Network, Inc. has been recapitalized to account for the equity structure subsequent to the acquisition as if Secured Financial Network, Inc. had been the issuer of the common stock for all periods presented.

Secured Financial Network, Inc.
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 and 2006

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share.

In 2004, the Company created an employees and consultants stock plan, called “2004 Employees/Consultants Common Stock Compensation Plan” ( the “Plan”). The plan is authorized to issue up to 10,000,000 shares of common stock to employees and consultants.

During 2005, the following equity transactions occurred:

The Company sold 200,000 shares of common stock for $30,000 or $0.15 per share.

The Company issued 3,734,630 shares of common stock during the year for services valued at $146,963 to consultants of the Company, at share prices ranging from $0.02 to $0.15 per share, which was at the then market price of the trading stock of the Company.

During 2006, the following equity transactions occurred:

The Company had $37,300 in third party debts converted into 729,166 shares of common stock.

The Company issued 4,524,307 shares of common stock during the year for services valued at $674,339, at share prices ranging from $0.03 to $0.13 per share, which was at the then market price of the trading stock of the Company.

The Company sold 145,000 shares of common stock for $28,000.

In September 2006, the Company executed a purchase agreement to purchase Virtual Payment Solutions, LLC. The purchase price includes $400,000 cash payments, issue of 5,000,000 common shares and the issue of 2,000,000 preferred shares which will pay a 7% dividend and have a conversion feature that allows conversion into $2,000,000 worth of common stock after 12 months or upon sale of the company. The Company made a deposit of $150,000 during the quarter being reported and closed the purchase effective October 6, 2006. This agreement to purchase the entity Virtual Payment Solutions, LLC has since been rescinded, see subsequent event footnotes.

The Company issued 5,975,000 of restricted shares as collateral pursuant to the terms of the Convertible Notes. See Convertible Notes for further discussions.

NOTE 8 - INCOME TAXES

The provisions for income taxes for the year ended December 31, 2006 consisted of the following:

Provision benefit for income taxes
at statutory federal rate,	$(736,545)
Permanent timing differences	465,066
Temporary timing differences	239,525
Increase in Valuation Allowance	31,954
Net Income Tax Provision	$-

Secured Financial Network, Inc.
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 and 2006

The reported provision for income taxes differs from the amount computed by applying the statutory U.S. federal income tax rate of 34% to the loss before income taxes as follows:

December 31, 200
Federal income taxes at statutory rate	34%
State tax rate, net of federal income tax	5
Permanent timing differences	(25)
Temporary timing differences	(12)
Valuation Allowance	(2)
Effective income tax rate	0%

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Company’s ability to utilize its net operating loss carry forwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

The Company has not filed their federal or state income tax returns for several years.

At December 31, 2006, the Company has unused net operating losses of approximately $4,000,000 (which will begin expiring in 2011 through 2026) that may be applied, against future taxable income.

Due to the changes in ownership over the years for the various acquisitions, debt conversions and equity financings, the Company may have triggered a Section 382 limitation on the utilization of such net operating loss carryforwards. The Company has not performed such an evaluation to determine whether the net operating loss carryforwards have been limited, but we believe the net operating loss carryforwards prior to the merger on January 11, 2005 approximating $800,000 are limited to the extent they are virtually not usable.

NOTE 9 - RELATED PARTY TRANSACTIONS

Jeffery Schultz, CEO, received 500,000 shares of Rule 144 Restricted Company stock related to his employment agreement effective October 1, 2006.

Michael Fasci, CFO, received 250,000 shares of Rule 144 restricted Company stock upon his appointment as Director on January 19, 2006. Mr. Fasci also received 500,000 shares of Rule 144 Restricted Company stock related to his employment agreement effective August 1, 2006.

Process Engineering Services, Inc., (PES, Inc.) a company owned my Mr. Fasci, received $10,000 and 100,000 shares of company stock for accounting services during 2006 prior to Mr. Fasci becoming CFO.

Steve Burg received 150,000 shares of Rule 144 Company stock on January 19, 2006 and an additional 150,000 shares of Rule 144 Restricted Company stock on January 31, 2006 for consulting services provided to the Company.

During 2006 and 2005, the Company advanced funds to the CEO, periodically, during each year. The balances outstanding as of December 31, 2006 and 2005, was $12,404 and $32,134, respectively.

NOTE 10 - LEASE COMMITMENTS

The company currently leases its office space on a month-to-month basis at a rate of $250 per month.

The Company incurred rent expense of $6,858 and $19,890, for the years ended December 31, 2006 and 2005, respectively.

Secured Financial Network, Inc.
NOTES TO THE FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 and 2006

NOTE 11 - SEGMENT REPORTING

During 2006, the Company has two business segments. One was the payment processing segment which utilizes the Envoii License and the other is the container financing segment.

Financial Data for 2006:
	Payment Processing	Container Financing Segment which includes parent company expenses
Revenues	$ 0	$ 0
Interest expense	0	437,070
Net loss	0	(2,166,311)

Long lived assets	385,000	0
Capital expenditures	0	0
Total assets	385,000	192,737
Long term debt	0	0

NOTE 12 - SUBSEQUENT EVENTS

On February 15th, 2007, the rescinded its acquisition of Virtual Payment Solutions, LLC, as the Company was not auditable. The Company renegotiated the cash paid of $400,000 to be as follows; $385,000 for the purchase of a license agreement and the purchase of the names “Virtual Payment Solutions” and domain names “Virtual Payment Solutions.com and .net” and $15,000 for the first year maintenance fee beginning once the software is operable. As of December 31, 2006 the software was not operable. The common shares and preferred shares were not recorded as outstanding as the acquisition of Virtual Payment Solutions, LLC entity was rescinded.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 3, 2006 we were notified verbally by Shelley International, CPA (“Shelley”) that they were resigning as our independent auditors. Shelley audited our financial statements for our two fiscal years ended December 31, 2005. Shelley’s reports on the financial statements for those fiscal years did not contain an adverse opinion or disclaimer of opinion and was not otherwise qualified or modified as to any uncertainty, audit scope or accounting principles. During those two fiscal years and also during the subsequent period through the date of Shelley’s resignation as indicated above: (1) there were no disagreements between us and Shelley on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; and (2) Shelley provided no advice to us that (i) internal controls necessary to develop reliable financial statements did not exist, (ii) information had come to the attention of Shelley which made it unwilling to rely on management’s representations, or unwilling to be associated with the financial statements prepared by management, or (iii) the scope of the audit should be expanded significantly, or information had come to the attention of Shelley that it concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audiAt report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements.

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

On December 14, 2006, we engaged Sherb & Co., LLC (“Sherb”) as our new principal independent accountants with the approval of our Board of Directors. Accordingly, on December 14, 2006, Moore resigned as our independent accountants. Moore has acted as our principal independent accountant since March 7, 2006.

During our two most recent fiscal years ended December 31, 2005, and the subsequent interim period through December 14, the date of Moore’s resignation and the date of Sherb’s appointment, there were no disagreements with Moore on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

In connection with our two most recent fiscal years ended December 31, 2005 and the subsequent interim period through December 14, 2006, Sherb was not consulted on any matter relating to accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements. In connection with our two most recent fiscal years ended December 31, 2005 and the subsequent interim period through December 14, 2006, preceding the change in accountants, Sherb did not provide any written or oral advice that was an important factor considered by it in reaching any decision as to the accounting, auditing or financial reporting issues.

During our two most recent fiscal years ended December 31, 2006, and the subsequent interim period through April 17, 2007, there were no disagreements with Sherb & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

In connection with our two most recent fiscal years ended December 31, 2006 and the subsequent interim period through April 17, 2006, Sherb was not consulted on any matter relating to accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements. In connection with our two most recent fiscal years ended December 31, 2006 and the subsequent interim period through April 17, 2007, Sherb did not provide any written or oral advice that was an important factor considered by it in reaching any decision as to the accounting, auditing or financial reporting issues.

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In performing its audit of our Consolidated Financial Statements for Fiscal 2006, our independent auditors, Sherb & Co.LLP, notified our Board of Directors of several reportable conditions in internal controls under standards established by the American Institute of Certified Public Accountants. Reportable conditions involve matters coming to the attention of our auditors relating to significant deficiencies in the design or operation of internal controls that, in their judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements. It is believed that these reportable conditions were a contributing factor in the need for the restatement of the financial condition of the company for 2005.

Although Sherb & Co. noted recent significant improvements in the structure of the accounting department, and designed its audit procedures to address the matters described below in order to obtain reasonable assurance that the financial statements are free of material misstatement and to issue an unqualified audit report, certain of the internal control deficiencies noted by Sherb & Co are still in need of improvement. The Company has assigned a high priority to the remediation of the reportable conditions, has hired a new chief financial officer, is seeking additional independent directors, and will implement enhanced procedures to accelerate improvement of the internal controls.

These significant deficiencies in the design and operation of our internal controls include the needs to provide better coordination and communication between the legal and finance/accounting departments and to provide training to existing and new personnel in technical accounting issues such as accounting for a merger as well as accounting for convertible debt with derivative liability issues; in SEC reporting requirements; the need to have corporate SEC legal counsel more proactively involved in the review of potential transactions; the needs to form an independent audit committee, to implement budget and reporting procedures; the need to segregate certain duties to ensure a better checks and balances system; and the need to provide internal review procedures for schedules, SEC reports and filings prior to submission to the auditors and/or filing with the SEC.

A material weakness is defined as a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by error or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions. While the Company did implement specific changes in our internal controls during the Fiscal 2006, such improvements were partially offset by declines in other areas.

The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act") designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officers to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer, of the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-15(e)and has determined that such controls and procedures are not effective. In designing and evaluating disclosure controls and procedures, the Company and its management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective. The Chief Executive Officer and the Chief Accounting Officer have determined that the Company will further enhance its disclosure controls and procedures and that except for the matters noted by Sherb & Co., and taking into account the steps taken and to be taken to address the matters described above, such disclosure controls and procedures will provide a reasonable level of assurance to adequately and effectively timely alert them to material information required to be included in the Company's periodic SEC reports.

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
Names of Current Executive Officers and Directors	Age	Position	Date of Appointment
Jeffrey L. Schultz	56	Director/CEO/President	January 19, 2005
Stephen F. Burg	69	Director/Secretary	January 19, 2005
Michael Fasci	48	Director/CFO *	January 19, 2006

Appointed CFO August 1, 2006

Jeffrey L. Schultz is President/CEO/Director, 56, most recently served as Vice President of Sales and Marketing for InteleTech Corporation from January through November of 2004. From July of 2002 until December of 2003 Mr. Schultz acted as a consultant to various companies involved in the plastic printing and card issuance industries. From February of 2001 until July of 2002 Mr. Schultz was Director of Business Development for Continental Plastic Card Co. coordinating the financial and sales restructuring of the company and setting in motion a business plan for 2002, which made Continental Plastic profitable. Continental Plastic was in the top 10 plastic card printers in the USA. Prior to 2001 Mr. Schultz was the President of Strategic Funding, Inc. that since its inception in 1996, had been instrumental in providing consulting to various private and public companies and raised in excess of $20 million in capital. From 1990 until 1996 Mr. Schultz was the founder, an officer, and director of Aqua Care Systems, Inc., a manufacture of residential, commercial, industrial, and wastewater treatment plants. Aqua Care Systems became a public company in October 1993 after a successful NASDAQ offering. Mr. Schultz graduated with a B.A. Degree from Wayne State University in Detroit, Michigan in 1972.

Stephen F. Burg, age 69, Director, has been chief executive officer of SB Corporate Consulting, Inc., which offers corporate growth strategies for public and private companies, nationally and internationally, from 1986 to present. From 1978 to 1986, Mr. Burg was Vice President-Corporate Acquisitions for Evans Products Company, a New York Stock Exchange company with over $2 billion in annual revenues, and from 1973 to 1978 was Corporate Director-Acquisitions and Human Services for Jack August Enterprises. Mr. Burg has been a director of a pharmaceutical company, Xechem International, Inc. and Xechem Nigeria, Inc. for the past 11 years. He also serves as a consultant to a number of growth-oriented companies, both public and private. Mr. Burg is a graduate of Boston University. He is a licensed pilot, an avid boater, and holds various certifications in Real Estate.

Michael E. Fasci Sr. EA, 48, is the founder, president, and CEO of Process Engineering Services, Inc., which has its principal executive offices located in Middleboro, MA. Process Engineering Services, Inc. designs and manufactures pollution recovery equipment primarily for the manufacturing industry with clients worldwide. Since founding the company in 1987, Mr. Fasci has grown the company in each successive year to where it is today. In 1997, Mr. Fasci qualified for, and currently maintains Enrolled Agent status with the Internal Revenue Service. He also has developed a financial consulting and tax practice that serves primarily corporate clients. Mr. Fasci also currently owns and manages a number of other small businesses. Mr. Fasci has previously served on the Board of Directors of other publicly traded companies. He has successfully served in capacities including Chairman, President, CFO, and Audit Committee Chairman.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company from January 1, 2005, through the current fiscal year ended December 31, 2006, of all officers and directors of the Company.

Name and Principal
Positions at 12/31/06	Year	Salary	Stock Awards	Total
Jeffrey L. Schultz	2006	$ 78,000(a)	$ 32,500 (b)	$152,500
Director/President	2005	$169,808	$150,000 (c)	$219,808

Michael E. Fasci	2006	$ 30,000(a)	$122,500 (d)	$194,500
Director/CFO	2005	-0-	-0-	-0-

Stephen F. Burg 2006	2006	-0-	$126,000 (e)	$126,000
Director/Secretary	2005	-0-	$300,000 (f)	$300,000

(a)	Accrued but not paid.
(b)	As Part of Employment Agreement - Rule 144 Stock - 500K shares @ $.065/shr.
(c)	For Services - Rule 144 Stock - 375,000 shares @ $ .40/share
(d)	As Part of Employment Agreement - Rule 144 Stock - 500K shares @ $.045/shr.
& 2006 Director Fee - Rule 144 Stock - 250K shares @ $.40/shr.
(e)	Consulting Fees - Rule 144 Stock - 150K shares @ $.52 & 150K @ $.32
(f)	Director Fee & Consulting Fee - Rule 144 Stock - 750K shares @ $.40/share

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of December 31, 2006, certain information with respect to the beneficial ownership of our common stock by (i) each director and officer of the Company, (ii) each person known to the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person’s address, and (iii) all of the directors and officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.

Name of Beneficial Owner	Shares Beneficially
or Name of Officer or Director	Owned	Percent
Jeffrey L. Schultz	5,215,950	16.8%
Director/President/CEO

Michael Fasci	1,010,000	3.3%
Director/CFO

Stephen F. Burg	50,933	0.2%
Director/Secretary

Brian Corday	5,314,768	17.1%
415 Cullingworth Drive
Alpharetta, GA 30022

HEB, LLC	4,715,950	15.2%
2225 E. Randol Mill Road, Suite 305
Arlington, TX 76011

Total Director/Officer/5% Owners	16,307,601	65.2%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Jeffery Schultz received 500,000 shares of Rule 144 Restricted Company stock related to his employment agreement effective October 1, 2006.

Michael Fasci Received 250,000 shares of Rule 144 restricted Company stock upon his appointment as Director on January 19, 2006. Mr. Fasci also received 500,000 shares of Rule 144 Restricted Company stock related to his employment agreement effective August 1, 2006.

Process Engineering Services, Inc., (PES, Inc.) a company owned my Mr. Fasci, received $10,000 and 100,000 shares of company stock for accounting services during 2006 prior to Mr. Fasci becoming CFO.

Steve Burg received 150,000 shares of Rule 144 Company stock on January 19, 2006 and an additional 150,000 shares of Rule 144 Company stock on January 31, 2006 for consulting services to the company.

During 2006 and 2005, the Company advanced funds to the CEO, periodically, during each year. The balances outstanding as of December 31, 2006 and 2005, were $12,404 and $32,134, respectively.

These loans made to Mr. Schultz may be deemed to be in violation of Section 402 of the Sarbaines Oxley Act of 2002.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit No. Description and Method of Filing
-------------- ----------------------------------------
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

Filed January 9, 2006 and amended on January 11, 2006
Filed April 21, 2006 and amended on April 25, 2006, April 26, 2006 and June 28, 2006
Filed August 3, 2006
Filed September 15, 2006
Filed October 2, 2006
Filed October 5, 2006 and amended February 26, 2007 and March 5, 2007
Filed December 19, 2006 and amended on December 20, 2006 and January 8, 2007
Filed March 12, 2007

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and its appointment of Moore & Associates, Chartered Accountants. as our independent accountants, our Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Moore & Associates, Chartered Accountants, in fiscal year ended December 31, 2006, were approved by our board of directors.

Audit Fees

The aggregate fees billed by Moore & Associates, Chartered Accountants, for professional services for the 2005 audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB for fiscal 2006 were $10,500 net of expenses.

Aggregate audit fees billed by Sherb & Co., LLP was $24,000 for professional services renderedfor our annual audit for 2006.

Audit-Related Fees

Additional fees related to the financial audits were $ 2,850 paid to an accountant.

Tax Fees

None

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.

Date: April 17, 2007	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title Principal Executive Officer

Date: April 17, 2007	By:	/s/ Michael Fasci
Michael Fasci
Title Principal Accounting Officer

Date: April 17, 2007	By:	/s/ Michael Fasci
Michael Fasci
Title Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report.

Date: April 17, 2007	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title Director

Date: April 17, 2007	By:	/s/ Stephen F. Burg
Stephen F. Burg
Title Director