Form 10QSB
period 2007-03-31
SECURED FINANCIAL NETWORK, INC.
filed 2007-05-21
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to ______________

Commission file number: 000-28457

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

Yes ☐   No  ☒

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of March 31, 2007 was 34,628,247.

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

PART I: FINANCIAL INFORMATION

Item1. Financial Statements

SECURED FINANCIAL NETWORK, INC.
BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$31,271	$78,486
Accounts Receivable & Container Notes
Receivable, net of allowance	-	-
Employee Loans	24,708	12,404
Prepaid Expenses	27,500	33,500

Total Current Assets	83,479	124,390

FURNITURE AND EQUIPMENT (NET)	5,867	2,567

OTHER ASSETS
Note Receivable	2,000	2,000
Investments Held for Sale	4,400	4,400
Deferred Financing Fees	39,587	59,380
License Agreement	385,000	385,000

Total Other Assets	430,987	450,780

TOTAL ASSETS	$520,332	$577,737

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$38,389	$34,310
Investor Notes Payable	1,410,000	2,025,000
Investor Profit Participation	188,500	246,000
Accrued Expenses	555,456	638,630
Derivative and Liquidating Liabilities	803,839	862,878
Secured Convertible Notes - net of debt
discount of $316,649	280,851	122,526

Total Current Liabilities	3,277,035	3,929,344

STOCKHOLDERS' DEFICIT
Common Stock authorized is 100,000,000 shares at $0.001 par value. Issued and
outstanding on March 31, 2007 is 34,628,247 and December 31, 2006 is 31,001,581 shares.	34,628	31,002
Additional Paid in Capital	2,304,167	1,425,639
Accumulated Deficit	(5,095,498)	(4,808,248)

Total Stockholders' Deficit	(2,756,703)	(3,351,607)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$520,332	$577,737

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2007	2006

REVENUES
Web Site Development	$15,000	$-
Contract Administration	-	2,500

Total Gross Income	15,000	2,500

EXPENSES
Administrative Expenses	54,913	98,840
Professional and Consulting	39,534	81,810
Depreciation and Amortization	20,326	154
Interest Expense	246,516	100,281

Total Expenses	361,288	281,085

Net Loss before other income (expense)	(346,288)	(278,585)

Other Income	-
Derivative and Liquidating Expenses	59,038
Net Gain (Loss) from Sale of Investments	-	(1,800)

Net loss before Provision
for Income Taxes	(287,250)	(280,385)

Provision for Income Taxes	-	-

NET LOSS	$(287,250)	$(280,385)

Basic and Diluted
Net Loss per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Shares
Common Shares Outstanding -
basic and diluted	32,814,914	20,225,330

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2007	2006
Cash Flows From Operating Activities:

Net Loss	$(287,250)	$(280,385)

Adjustments to Net Loss:
Common Stock for Services	-	147,000
Derivative and Liquidating Income	(59,038)	-
Amortization of Debt Discount and Finance Fees	158,325	-
Depreciation and Amortization	20,326	154
Increase in Allowance for Uncollectibles	-	153,265
Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:
Changes in Assets and Liabilities:
Accounts Receivable	-	(153,265)
Prepaid Expense	6,000	2,500
Employee Loans	(12,303)	16,658
Investor Profit Participation	-	181,250
Investor Accrued Interest	74,712
Accrued Expenses	1,767	(43,412)
Accounts Payable	4,079	(64,935)

Net Cash (Used) by Operating Activities	(93,382)	(41,170)

Cash Flows From Investing Activities:

Security Deposits	-	2,870
Investment Held for Sale	-	1,800
(Purchase) Sale of Equipment	(3,833)	1,500

Net Cash (Used) by Investing Activities	(3,833)	6,170

Cash Flows From Financing Activities:

Principal Received on Short Term Notes	-	10,000
Proceeds from the sale of Common Stock	50,000	25,000

Net Cash Provided by Financing Activities	50,000	35,000

Net Change in Cash	(47,215)	-

Cash and Cash Equivalents - Beginning	78,486	-

Cash and Cash Equivalents - Ending	$31,271	$-

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$88,191	$50

Non-Cash Financing Transactions:
Shares Issued for Services	$-	$147,000
Conversion of Indebtedness for Equity	$832,154	$-

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
 (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Secured Financial Network, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of December 31, 2006 and March 31, 2007. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise debt or capital to achieve their business plans. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Reclassifications

Certain amounts in the financial statements of the prior period have been reclassified to conform to the presentation of the current period for comparative purposes.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Container Notes Receivable, Accounts Receivable and Revenue Recognition

Container Notes Receivable

The Company provided short-term (average 45-day) financing to manufacturers and shippers at a specified rate of return and secured by a non-interest bearing promissory note for the gross amount receivable. The Company initially records its container notes receivable net of potential interest. This represents the net principle amount invested in container financing that as of March 31, 2007 is $1,770,000 as is recorded as Container Notes Receivable. We have ceased accruing interest on the container notes as of January 1, 2006 as the collectibility of such interest bearing notes is questionable.

Accounts Receivable

The Company also negotiated a set amount called profit participation associated with each individual container contract. The amount becomes due when the container/product is delivered and the aggregate for the above contracts is $1,683,200 as of March 31, 2007.

Revenue in the form of profit participation and interest on container notes is accrued and recognized at the end of each quarter, to the extent such revenues we deemed collectible.

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
 (unaudited)

NOTE 1 - BASIS OF PRESENTATION - continued

Accounts Receivable Allowance

Total Accounts receivable with their associated allowance consists of the following:

31-March-07
Profit Participation	$1,683,200
Container Notes Receivable	1,770,000
Accrued Interest Receivable	157,901

Total Receivables	$3,611,101
Less: Allowance	(3,611,101)
Net Receivables	$0

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

Container Financing Expense

The costs of providing container financing include sales and marketing fees related to finding investors. It also includes a negotiated interest in the Company’s profit from the sale of the contents of the containers that is often referred to as investor profit participation. Both investor profit participation and direct interest associated with the financing is recorded as interest expense.

Revenue Recognition
Web Site Development revenues are recognized based on the services provided during each month.

Stock Based Compensation Expense

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

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
 (unaudited)

NOTE 1 - BASIS OF PRESENTATION - continued

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2007. The Company considers the carrying value of accounts receivable, net of reserves, accounts payable and accrued expenses in the financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded related party assets and liabilities.

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

FASB Staff Position ( FSP ) No. EITF 00-19-2 - Accounting for Registration Payment Arrangements

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
 (unaudited)

NOTE 1 - BASIS OF PRESENTATION - continued

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

FASB 159 - Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (SFAS 159). This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007, which for us is the first quarter of fiscal 2009. We do not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial condition.

NOTE 3 - CONVERTIBLE DEBT

The Company recognized a debt discount of $ 540,039 at the date of issuance of the Convertible Notes. The debt discount of $540,039 is comprised of $69,605 for the detachable warrants and $470,434 for the beneficial conversion features of the Convertible Notes. The beneficial conversion features were recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments and EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The debt discount is recognized over the term of the Convertible Notes of one year. There was $158,325 of amortization recorded for the three months ended March 31, 2007, attributed to this debt discount.

NOTE 4 - RELATED PARTY TRANSACTIONS

During 2007, the Company advanced funds to the CEO, periodically. The balance outstanding as of March 31, 2007, was $24,708.

NOTE 5 - DERVATIVE AND LIQUIDATING LIABILITES

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

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
 (unaudited)

NOTE 5 - DERVATIVE AND LIQUIDATING LIABILITES - continued

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

The fair value of the derivative liabilities recorded of $693,503, at inception, is comprised of two components, one component of the liability estimated of $614,676 attributed to the Convertible Notes conversion factor of 60% of market, but not more than $0.10 and another component of the liability estimated to be $78,827, attributed the warrants exercise price to be 300% of the conversion price, once fixed. A revaluation of the derivative liabilities as of March 31, 2007 for their fair value, was performed with a lower estimate being derived of $634,465, primarily due to the high volatility of the stock price and the shortened amount of time transpired since the date of issuance of such Convertible Notes. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed are as follows;

	Convertible Note into Shares	Exercise of Warrants
Market Price of Stock	$0.09	$0.09
Exercise Price	$0.054	$0.162
Term	0.5 year	4.5 years
Volatility	144%	144%
Risk Free Rate	4.54%	4.54%
Number of Shares Assumed Issuable	11,064,815	1,106,481

NOTE 6 - EQUITY TRANSACTIONS

During the first quarter ended March 31, 2007, the Company issued the following shares;

a)	One million shares were issued for $50,000 in cash.
b)	The Company issued 166,666 for services rendered. The recorded expense for this transaction was $12,000, the then fair market value of such shares issued of $.07 per share.
c)
The Company issued 2,460,000 common shares, 2,460,000 of warrants exercisable at $0.10 per share for three years, and 2,460,000 of warrants exercisable at $0.50 per share for 3 years in consideration for the debt converted to equity in the amount of $820,154, which included accrued interest in the amount of $147,654.

In the opinion of management, the accompanying un-audited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of March 31, 2007 and the results of its operations and cash flows for the three months ended March 31, 2007 and 2006 have been made. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

These condensed financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2006.

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

Similarly, “bridge financings” fall into the short-term category of providing business capital primarily for Corporate, Production and Real Estate purposes. These customers require additional working capital, for a limited period of time. The need may exist until the closing of new equity financing, or for a variety of manufacturing and construction project delays. The Company targeted the shortest term contracts in this category, 30-60 days, and with positions secured by free trading stock, inventories of production materials, finished products, buildings, land or other resalable assets.

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

Results of Operation

Three Months Ended March 31, 2007 and March 31, 2006.
During the three months ended March 31, 2007, we generated $15,000 in revenue compared to revenues of $2,500 for the same period ending March 31, 2006. Net loss for the three months ending March 31, 2007, was $287,250 compared to net losses of $280,385 for the same period ending March 31, 2006, and were primarily attributable to our inability to collect on receivables. The Company continues its efforts to collect its receivables.

The Company had total assets of $520,332 at the period ended March 31, 2007, compared to $577,737 for the period ended March 31, 2006. The decrease was primarily attributed to losses incurred by the Company’s inability to collect on receivables. The Company continues its efforts to collect its receivables.

The Company had total liabilities of $3,277,035 at the period ended March 31, 2007, compared to $3,929,344 for the period ended March 31, 2006. The increase was primarily attributable to inability to pay down note holders and collect receivables owed. The Company continues its efforts to collect its receivables.

At March 31, 2007, the Company had $31,271 cash on hand compared to $78,486 at March 31, 2006.

At March 31, 2007, the Company had accounts receivable of $ 0 and container note receivables of $3,611,101. At March 31, 2007, the Company had an allowance for doubtful accounts of $3,611,101. The Company’s container note receivables are primarily from two clients that are currently under investigation for certain “offshore” transactions made prior to their association with the Company. The Company is not under investigation. However, effective December 2005 these clients have been instructed to cease business operation pending completion of the investigation. As a result they are unable to collect their receivables and subsequently pay the Company amounts owed

The timing and/or ultimate payment of these monies due the Company relating to its container financing business is uncertain at this time. The investigation of the clients in question is still ongoing. Management believes at this time that collection of these finds is unlikely. Accordingly, the Company has established an allowance for uncollectible receivables of 100% because of the uncertainties associated with collection.

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

Liquidity and Capital Resources.

At March 31, 2007, the Company’s total assets of $520,332 were exceeded by our total liabilities of $3,277,035. We have minimal working capital. We believe that additional working capital will need to be raised in the form of debt, equity, or some other financing to meet our anticipated cash needs for at least the next 12 months. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

Our company and our President and CEO may be subject to fines, sanctions and/or penalties of an indeterminable nature as a result of violations of the Sarbanes Oxley Act of 2002 in connection with loans made to the President and CEO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations - continued

During the fiscal year ended December 31, 2006, and during the period ending March 31, 2007, we made certain loans to Mr. Jeffrey Schultz, our President and CEO, aggregating $24,708. These loans made to Mr. Schultz violate Section 402 of the Sarbanes Oxley Act of 2002.

As a result, despite the fact that accrued salary for 2006 in the amount of $ 78,000 for Mr. Schultz exceed the amount of such loans, our Company and/or Mr. Schultz may be subject to fines, sanctions and/or penalties. Mr. Schultz accrued but did not receive any salary for 2006. At this time, we are unable to determine the amount of such fines, sanctions and/or penalties that may be incurred by our company and/or Mr. Schultz. The purpose of such loan was for personal use.
Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In April, 2007 while performing the audit of our Consolidated Financial Statements for Fiscal 2006, our independent auditors, Sherb & Co.LLP, notified our Board of Directors of several reportable conditions in internal controls under standards established by the American Institute of Certified Public Accountants. Reportable conditions involve matters coming to the attention of our auditors relating to significant deficiencies in the design or operation of internal controls that, in their judgment, could adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements.

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

At the time of this filing, our Board of Directors believes that insufficient time has passed since notification of these reportable conditions and the implementation of the improvements to review their effectiveness. The Board of Directors believes that upon preparation of the quarterly report for the second quarter of 2007, much more data will be available to realistically measure the effects of the changes and improvements made in Controls and Procedures.

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

Item 3. Controls and Procedures - continued

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending March 31, 2007 the Company:

Issued 1,000,000 shares of restricted stock for $50,000 cash.
Issued 166,666 shares of stock for services valued at $12,000.
Issued 2,460,00 shares of restricted stock to retire $820,154 of debt.

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

SECURED FINANCIAL NETWORK, INC. (Registrant)

Date: May 21, 2007	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title Principal Executive Officer and Director

Date: May 21, 2007	By:	/s/ Michael Fasci
Michael Fasci
Title Principal Accounting Officer and Director