Form 10QSB
period 2007-06-30
SECURED FINANCIAL NETWORK, INC.
filed 2007-08-20
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

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

Yes  ☐   No  ☒

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of June 30, 2007 was 34,978,247.

SECURED FINANCIAL NETWORK, INC.

TABLE OF CONTENTS

PART I:	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements:	4

	Balance Sheets – June 30, 2007 (Unaudited) and December 31, 2006	4

	Statements of Operations (Unaudited) Three Months Ended June 30, 2007 and Three Months Ended June 30, 2006. Six Months Ended June 30, 2007 and Six Months Ended June 30, 2006.	5

	Statements of Cash Flows (Unaudited) Six Months Ended June 30, 2007 and Six Months Ended June 30, 2006	6

	Notes to Financial Statements	8

Item 2.	Management's Discussion and Analysis or Plan of Operation	12

Item 3.	Controls and Procedures	14

PART II:	OTHER INFORMATION	15

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults upon Senior Securities	15

Item 4.	Submission of Matters for a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

	SIGNATURES	16

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

PART I: FINANCIAL INFORMATION

Item1. Financial Statements

SECURED FINANCIAL NETWORK, INC.
BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash	$10,918	$78,486
Accounts Receivable & Container Notes	-	-
Receivable, net of allowance	-	-
Employee Loans	13,874	12,404
Prepaid Expenses	27,500	33,500

Total Current Assets	52,292	124,390

FURNITURE AND EQUIPMENT (NET)	5,331	2,567

OTHER ASSETS
Note Receivable	-	2,000
Investments Held for Sale	4,400	4,400
Deferred Financing Fees	39,587	59,380
License Agreement	385,000	385,000

Total Other Assets	428,987	450,780

TOTAL ASSETS	$486,610	$577,737

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$44,700	$34,310
Investor Notes Payable	1,410,000	2,025,000
Investor Profit Participation	188,500	246,000
Accrued Expenses	646,241	638,630
Derivative and Liquidating Liabilities	788,691	862,878
Secured Convertible Notes - net of debt
discount of $226,371	421,129	122,526

Total Current Liabilities	3,499,261	3,929,344

STOCKHOLDERS' DEFICIT
Common Stock authorized is 100,000,000
shares at $0.001 par value. Issued and
outstanding on June 30, 2007 is 34,975,247
and December 31, 2006 is 31,001,581 shares.	34,975	31,002
Additional Paid in Capital	2,353,310	1,425,639
Accumulated Deficit	(5,400,936)	(4,808,248)

Total Stockholders' Deficit	(3,012,651)	(3,351,607)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$486,610	$577,737

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

REVENUES
Sales
Web Site Development	$10,000	$-	$25,000	$-
Contract Administration	-	-		2,500
All In Mall Products		-

Total Gross Income	10,000	-	25,000	2,500

Cost of Goods Sold	-	-	-	-

Gross Profit	10,000	-	25,000	2,500

EXPENSES
Administrative Expenses	66,688	34,832	121,599	135,472
Professional and Consulting	41,181	131,700	80,716	213,510
Depreciation and Amortization	535	154	20,861	308
Interest Expense	222,183	113,451	468,699	213,732

Total Expenses	330,587	280,137	691,875	563,022

Net Loss before other income (expense)	(320,587)	(280,137)	(666,875)	(560,522)

Other Income	-		-
Derivative and Liquidating Income	15,149		74,187
Net Gain (Loss) from Sale of Investments	-	(3,900)	-	(3,900)

Net loss before Provision
for Income Taxes	(305,438)	(284,037)	(592,688)	(564,422)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(305,438)	$(284,037)	$(592,688)	$(564,422)

Basic and Diluted
Net Loss per Common Share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Number of Shares
Common Shares Outstanding -
basic and diluted	34,801,747	19,628,108	32,988,414	20,430,346

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2007	2006
Cash Flows From Operating Activities:

Net Loss	$(592,688)	$(564,422)

Adjustments to Net Loss:
Common Stock for Services	-	273,555
Derivative and Liquidating Income	(74,187)	-
Amortization of Debt Discount and Finance Fees	322,790	-
Depreciation and Amortization	1,068	308
Increase in Allowance for Uncollectibles	-	308,234
Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:
Changes in Assets and Liabilities:
Container Notes Receivable	-	(154,969)
Accounts Receivable	-	(153,265)
Prepaid Expense	6,000	2,500
Employee Loans	(1,469)	26,104
Investor Notes Payable	(615,000)
Investor Profit Participation	(57,500)	283,165
Investor Accrued Interest	(9,666)
Accrued Interest Conv. Notes	25,326
Accrued Expenses	(8,049)	(33,822)
Derivative and Liq. Liabilities	(74,187)
Accounts Payable	10,390	(32,458)

Net Cash (Used) by Operating Activities	(1,067,172)	(45,070)

Cash Flows From Investing Activities:

Security Deposits	-	2,870
Investment Held for Sale	-	5,700
Deferred Financing Fees	19,793
Loan Receivable - S. Zacharie	2,000
(Purchase) Sale of Equipment	(3,833)	1,500

Net Cash (Used) by Investing Activities	17,960	10,070

Cash Flows From Financing Activities:

Capital Stock	3,973
Additional Paid in Capital	927,671
Principal Received on Short Term Notes	-	10,000
Proceeds from the sale of Common Stock	50,000	25,000

Net Cash Provided by Financing Activities	981,644	35,000

Net Change in Cash	(67,568)	-

Cash and Cash Equivalents - Beginning	78,486	-

Cash and Cash Equivalents - Ending	$10,918	$-

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$342,421	$11,585

Non-Cash Financing Transactions:
Shares Issued for Services	$-	$273,555
Conversion of Indebtedness for Equity	$829,528	$-

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
 (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Secured Financial Network, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of December 31, 2006 and June 30, 2007. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise debt or capital to achieve their business plans. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Container Notes Receivable, Accounts Receivable and Revenue Recognition

Container Notes Receivable

The Company provided short-term (average 45-day) financing to manufacturers and shippers at a specified rate of return and secured by a non-interest bearing promissory note for the gross amount receivable. The Company initially records its container notes receivable net of potential interest. This represents the net principle amount invested in container financing that as of June 30, 2007 is $1,770,000 as is recorded as Container Notes Receivable. We have ceased accruing interest on the container notes as of January 1, 2006 as the collectibility of such interest bearing notes is questionable.

Accounts Receivable

The Company also negotiated a set amount called profit participation associated with each individual container contract. The amount becomes due when the container/product is delivered and the aggregate for the above contracts is $1,683,200 as of June 30, 2007.

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

30 June-07
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

All-In-Mall product sales are recognized upon shipment of product and preparation of the invoice.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2007. The Company considers the carrying value of accounts receivable, net of reserves, accounts payable and accrued expenses in the financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded related party assets and liabilities.

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

NOTE 3 - CONVERTIBLE DEBT

The Company recognized a debt discount of $ 540,039 at the date of issuance of the Convertible Notes. The debt discount of $540,039 is comprised of $69,605 for the detachable warrants and $470,434 for the beneficial conversion features of the Convertible Notes. The beneficial conversion features were recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments and EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The debt discount is recognized over the term of the Convertible Notes of one year. There was $293,325 of amortization recorded for the six months ended June 30, 2007, attributed to this debt discount.

On June 11, 2007 the Company entered into a $50,000 Note with KFG Financial Services, Inc. The term of the Note was for 6-months and carries an interest rate of 14%. As an additional inducement to enter into the note, the Company issued 350,000 shares of restricted company stock. The Note also carries a conversion feature that enables the lender to convert the note principal into two million (2,000,000) shares of Company stock if the loan is not repaid in a timely manner.

NOTE 4 - RELATED PARTY TRANSACTIONS

During 2007, the Company advanced funds to the CEO, periodically. The balance outstanding as of June 30, 2007, was $13,874.

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

The fair value of the derivative liabilities recorded of $693,503, at inception, is comprised of two components, one component of the liability estimated of $614,676 attributed to the Convertible Notes conversion factor of 60% of market, but not more than $0.10 and another component of the liability estimated to be $78,827, attributed the warrants exercise price to be 300% of the conversion price, once fixed. A revaluation of the derivative liabilities as of June 30, 2007 for their fair value, was performed with a lower estimate being derived of $619,316, primarily due to the high volatility of the stock price and the shortened amount of time transpired since the date of issuance of such Convertible Notes. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed are as follows;

	Convertible Note into Shares	Exercise of Warrants
Market Price of Stock	$0.03	$0.03
Exercise Price	$0.018	$0.054
Term	0.5 year	4.5 years
Volatility	136%	136%
Risk Free Rate	4.92%	4.92%
Number of Shares Assumed Issuable	33,194,444	3,319,444

NOTE 6 - EQUITY TRANSACTIONS

During the second quarter ended June 30, 2007, the Company issued the following shares;

a)	Three hundred fifty thousand shares (350,000) as additional consideration for entering into a $50,000 note with a 14% interest rate and 6-month term.

In the opinion of management, the accompanying un-audited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of June 30, 2007 and the results of its operations and cash flows for the six months ended June 30, 2007 and 2006 have been made. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

Plan of Operations

Following the merger with Secured Financial Network, Inc. in January 2005, the business was focused on conducting short-term, financial transactions primarily in the shipping container industry. These transactions included Òcontainer financingÓ that enabled manufacturers and shippers to complete trade transactions, with maturities averaging 45 days. In such agreements, working with a network of qualified agents, the Company obtains a secured positioned with professionally valued collateral assets and personal guarantees.

Similarly, Òbridge financingsÓ fall into the short-term category of providing business capital primarily for Corporate, Production and Real Estate purposes. These customers require additional working capital, for a limited period of time. The need may exist until the closing of new equity financing, or for a variety of manufacturing and construction project delays. The Company targeted the shortest term contracts in this category, 30-60 days, and with positions secured by free trading stock, inventories of production materials, finished products, buildings, land or other resalable assets.

The Company has a low-operating-cost philosophy to employ a small skilled staff, occupy modest office space, and use technology to achieve high performance. Working through a network of agents and referral sources, the Company is able to control its cost-of-transactions, and utilize in-house due diligence professionals to minimize risk in these financing transaction.

Since December of 2005, the company has been financially unable to carry-out it's business plan in the container financing business due to lack of funds and problems related to collections of it's accounts receivable.

In September of 2006 the company completed its acquisition of certain assets of Virtual Payment Solutions, LLC which included the ÒexclusiveÓ License Agreement to deploy proprietary Envoii technology for the payment processing industry, its name and domain sites.

This licensed technology will allow the Company to provide payment-processing solutions by providing contracted businesses the ability to transact business over the internet with their clients through a very secure and proprietary payment system.

Funding for this acquisition in September 2006 was made possible by the issuance of convertible notes made with two private investors.

In January of 2007 the Company entered into an agreement with All In Movie, LLC to provide a fully integrated payment processing, stored value and redemption platform to coincide with the release of the motion picture ÒAll InÓ. This platform will allow in-theatre and home distribution tie in marketing for purchase of related promotions and collateral products through its Internet site Òallinmovie.comÓ.

The Company opened its Internet ÒThe All In MallÓ on June 7, 2007.  The Mall provides compelling products and services to customers driven to the site to play a variety of Arcade and Casino Games for points.  Customers can win points from the Arcade to be used to purchase products and services offered in the Mall or to use for play in the Arcade.

On June 26, 2007 the Company entered into an Agreement with Blue Bamboo, a division of Shera International Shanghai, China, to build-out a Certified Payment Gateway.  This Gateway will allow Secured to connect merchants, both online and brick & mortar, with acquiring processors and Banks.  The Gateway provides certified processing of credit/debit card transactions, bill payment, money transfer, check signature verification, ach and a host of other payment services.  The Payment Gateway will be marketed under the RedFin name and will be fully operational by September 1, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations - continued

Results of Operation

Six Months Ended June 30, 2007 and June 30, 2006.

During the six months ended June 30, 2007, we generated $25,000 revenue compared to revenues of $ 2,500 for the same period ending June 30, 2006. Net loss for the six months ending June 30, 2007, was $592,688 compared to net losses of $564,422 for the same period ending June 30, 2006, and were primarily attributable to our inability to collect on receivables.

The Company had total assets of $486,610 at the period ended June 30, 2007, compared to $ 9,359 for the period ended June 30, 2006. The increase was primarily attributed to the purchase of the Envoii License and the accounting for deferred financing fees.

The Company had total liabilities of $3,499,262 at the period ended June 30, 2007, compared to $ 2,790,200 for the period ended June 30, 2006. The increase was primarily attributable to inability to pay down note holders and collect receivables owed.

At June 30, 2007, the Company had $ 10,918 cash on hand compared to $ 0 at June 30, 2006.

At June 30, 2007, the Company had accounts receivable of $ 0 and container note receivables of $3,611,101. At June 30, 2007, the Company had an allowance for doubtful accounts of $ 3,611,101. The Company’s accounts receivable is primarily from two clients that are currently under investigation for certain “offshore” transactions made prior to their association with the Company. The Company is not under investigation. However, these clients have been instructed to cease business operation pending completion of the investigation. As a result they are unable to collect their receivables and subsequently pay the Company amounts owed.

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

Although the Company expects to generate revenues in 2007, the Company expects to continue to incur losses at least through the third quarter of 2007, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

Liquidity and Capital Resources.

At June 30, 2007, the Company’s total assets of $486,610 were exceeded by our total liabilities of $3,499,262.  We have minimal working capital. We believe that additional working capital will need to be raised in the form of debt, equity, or some other financing to meet our anticipated cash needs for at least the next 12 months. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.

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

At the time of this filing, our Board of Directors believes that insufficient time has passed since notification of these reportable conditions and the implementation of the improvements to review their effectiveness. The Board of Directors believes that upon preparation of the quarterly report for the third quarter of 2007, much more data will be available to realistically measure the effects of the changes and improvements made in Controls and Procedures.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending June 30, 2007 the Company:

Issued 350,000 Restricted shares as additional consideration for a $50,000 Note with terms of 6-months and 14% interest.

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

SECURED FINANCIAL NETWORK, INC. (Registrant)

Date: August 20, 2007	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title Principal Executive Officer and Director

Date: August 20, 2007	By:	/s/ Michael Fasci
Michael Fasci
Title Principal Accounting Officer and Director