Form 10QSB
period 2007-09-30
SECURED FINANCIAL NETWORK, INC.
filed 2007-11-14
CIK 1100394

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

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

1180 SW 36th Avenue
Suite 204
Pompano Beach, Florida 33069
(Address of principal executive office)

(954) 376-5611
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

Yes ☐   No  ☒

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of September 30, 2007 was 35,975,247.

SECURED FINANCIAL NETWORK, INC.

TABLE OF CONTENTS

PART I:	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements:	3

	Balance Sheets – September 30, 2007 (Unaudited) and December 31, 2006	3

	Statements of Operations (Unaudited) Three Months Ended September 30, 2007 and Three Months Ended September 30, 2006. Nine Months Ended September 30, 2007 and Nine Months Ended September 30, 2006.	4

	Statements of Cash Flows (Unaudited) Nine Months Ended September 30, 2007 and Nine Months Ended September 30, 2006	5

	Notes to Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Controls and Procedures	16

PART II:	OTHER INFORMATION	17

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults upon Senior Securities	17

Item 4.	Submission of Matters for a Vote of Security Holders	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

	SIGNATURES	18

PART I: FINANCIAL INFORMATION

Item1. Financial Statements

SECURED FINANCIAL NETWORK, INC.
BALANCE SHEETS

ASSETS

	September 30,	December 31,

	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash	$1,371	$78,486
Accounts Receivable & Container Notes	-	-
Receivable, net of allowance	-	-
Employee Loans	8,339	12,404
Prepaid Expenses	20,000	33,500

Total Current Assets	29,710	124,390

FURNITURE AND EQUIPMENT (NET)	4,797	2,567

OTHER ASSETS
Refundable Deposits	10,000
Note Receivable	75,000	2,000
Investments Held for Sale	1,600	4,400
Deferred Financing Fees	39,587	59,380
License Agreement	385,000	385,000

Total Other Assets	511,187	450,780

TOTAL ASSETS	$545,694	$577,737

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$73,614	$34,310
Investor Notes Payable	1,410,000	2,025,000
Investor Profit Participation	188,500	246,000
Notes Payable	30,000	-
Accrued Expenses	763,284	638,630
Derivative and Liquidating Liabilities	738,511	862,878
Secured Convertible Notes - net of debt
discount of $65,815	581,685	122,526

Total Current Liabilities	3,785,594	3,929,344

STOCKHOLDERS' DEFICIT
Common Stock authorized is 100,000,000
shares at $0.001 par value. Issued and
outstanding on September 30, 2007 is 35,975,247
and December 31, 2006 is 31,001,581 shares.	35,975	31,002
Additional Paid in Capital	2,377,310	1,425,639
Accumulated Deficit	(5,653,185)	(4,808,248)

Total Stockholders' Deficit	(3,239,900)	(3,351,607)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$545,694	$577,737

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

REVENUES
Sales		150		310,883
Web Site Development		0	25,000	0
Contract Administration	-	-
All In Mall Products		-

Total Gross Income	-	150	25,000	310,883

Cost of Goods Sold	-	-	-	-

Gross Profit	-	150	25,000	310,883

EXPENSES
Administrative Expenses	96,453	71,305	215,053	206,931
Container Financing Expense		59,215		261,361
Professional and Consulting	36,846	116,809	120,561	330,319
Bad Debt Expense				308,234
Depreciation and Amortization	535	154	21,396	308
Interest Expense	243,594	25,500	712,293	37,085

Total Expenses	377,428	272,983	1,069,303	1,144,238

Net Loss before other income (expense)	(377,428)	(272,833)	(1,044,303)	(833,355)

Other Income	75,000		75,000
Derivative and Liquidating Income	50,180		124,367
Net Gain (Loss) from Sale of Investments	-	-	-	(3,900)

Net loss before Provision
for Income Taxes	(252,248)	(272,833)	(844,936)	(837,255)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(252,248)	$(272,833)	$(844,936)	$(837,255)

Basic and Diluted
Net Loss per Common Share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted Average Number of Shares
Common Shares Outstanding -
basic and diluted	34,475,247	19,628,108	33,488,414	20,430,346

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Cash Flows From Operating Activities:

Net Loss	$(844,936)	$(837,255)

Adjustments to Net Loss:
Common Stock for Services	-	403,555
Common Stock for Collateral		166,666
Common Stock to Retire Debt		37,300
Derivative and Liquidating Income	-	-
Amortization of Debt Discount and Finance Fees		-
Depreciation and Amortization	1,603	308
Increase in Allowance for Uncollectibles		162,595
Increase/(Decrease) in Accrued Interest		(162,595)
Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:
Changes in Assets and Liabilities:
Container Notes Receivable
Accounts Receivable
Prepaid Expense	13,500	2,500
Employee Loans	4,065	30,134
Investor Notes Payable	(615,000)
Investor Profit Participation	(57,500)
Investor Accrued Interest	54,306
Accrued Interest Conv. Notes	40,783
Convertible Notes - Debt Discount	428,325
Accrued Expenses	29,563	314,941
Derivative and Liq. Liabilities	(124,367)
Accounts Payable	39,304	(85,364)

Net Cash (Used) by Operating Activities	(1,030,354)	32,785

Cash Flows From Investing Activities:

Computer Equipment	(3,833)
Security Deposits	(10,000)	2,870
Investment Held for Sale		5,550
Deposit on Acquisition		(150,000)
Deferred Financing Fees	19,793
Loan Receivable - S. Zacharie	2,000
Centerlane LLC Investment	2,800
Note Receivable - Goldmill Productions	(75,000)
(Purchase) Sale of Equipment		1,962

Net Cash (Used) by Investing Activities	(64,240)	(139,618)

STATEMENTS OF CASH FLOWS - continued

Cash Flows From Financing Activities:

Capital Stock	$956,645
HEB, LLC Note Payable	30,000
KFG Convertible Note	50,000
KFG Debt Discount	(19,166)
Principal Received on Related Party Notes		103,333
Pledged Collateral		(200,000)
Princiapl Received on Convertible Notes		200,000
Principal Received on Short Term Notes
Proceeds from the sale of Common Stock		25,000

Net Cash Provided by Financing Activities	1,017,479	128,333

Net Change in Cash	(77,115)	21,500

Cash and Cash Equivalents - Beginning	78,486	-

Cash and Cash Equivalents - Ending	$1,371	$21,500

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$712,293	$37,085

Non-Cash Financing Transactions:
Shares Issued for Services	$25,000	$403,555
Conversion of Indebtedness for Equity		$-

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
 (unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Secured Financial Network, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of December 31, 2006 and September 30, 2007. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise debt or capital to achieve their business plans. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Container Notes Receivable, Accounts Receivable and Revenue Recognition

Container Notes Receivable

The Company provided short-term (average 45-day) financing to manufacturers and shippers at a specified rate of return and secured by a non-interest bearing promissory note for the gross amount receivable. The Company initially records its container notes receivable net of potential interest. This represents the net principle amount invested in container financing that as of June 30, 2007 is $1,770,000 as is recorded as Container Notes Receivable. We have ceased accruing interest on the container notes as of January 1, 2006 as the collectibility of such interest bearing notes is questionable. Please see NOTE 7 – SUBSEQUENT EVENTS.

Accounts Receivable

The Company also negotiated a set amount called profit participation associated with each individual container contract. The amount becomes due when the container/product is delivered and the aggregate for the above contracts is $1,683,200 as of September 30, 2007.

Revenue in the form of profit participation and interest on container notes is accrued and recognized at the end of each quarter, to the extent such revenues we deemed collectible. Please see NOTE 7 – SUBSEQUENT EVENTS.

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
 (unaudited)

NOTE 1 - BASIS OF PRESENTATION - continued

Accounts Receivable Allowance

Total Accounts receivable with their associated allowance consists of the following:

30 Sept-07
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

The timing and/or ultimate payment of these monies due the Company relating to its container financing business is uncertain at this time. The investigation of the clients in question is still ongoing. Management believes at this time that collection of these finds is unlikely. Accordingly, the Company has established an allowance for uncollectible receivables of 100% because of the uncertainties associated with collection. Please see NOTE 7 – SUBSEQUENT EVENTS.

Container Financing Expense

The costs of providing container financing include sales and marketing fees related to finding investors. It also includes a negotiated interest in the Company’s profit from the sale of the contents of the containers that is often referred to as investor profit participation. Both investor profit participation and direct interest associated with the financing is recorded as interest expense. Please see NOTE 7 – SUBSEQUENT EVENTS.

Revenue Recognition

Web site development revenues are recognized based on the services provided during each month.

All-In-Mall product sales are recognized upon shipment of product and preparation of the invoice.

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
 (unaudited)

NOTE 1 - BASIS OF PRESENTATION - continued

Stock Based Compensation Expense

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

NOTE 3 - CONVERTIBLE DEBT

The Company recognized a debt discount of $ 540,039 at the date of issuance of the Convertible Notes. The debt discount of $540,039 is comprised of $69,605 for the detachable warrants and $470,434 for the beneficial conversion features of the Convertible Notes. The beneficial conversion features were recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments and EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The debt discount is recognized over the term of the Convertible Notes of one year. There was $135,000 of amortization recorded for the three months ended September 30, 2007, attributed to this debt discount.

On June 11, 2007 the Company entered into a $50,000 Note with KFG Financial Services, Inc. The term of the Note was for 6-months and carries an interest rate of 14% per annum. As an additional inducement to enter into the note, the Company issued 350,000 shares of restricted common stock. The Note also carries a conversion feature that enables the lender to convert the note principal into two million (2,000,000) shares of the Company’s restricted common stock if the loan is not repaid in a timely manner. There was $25,556 of amortization recorded for the three months ended September 30, 2007, attributed to this debt discount.

NOTE 4 - RELATED PARTY TRANSACTIONS

During 2007, the Company advanced funds to the CEO, periodically. The balance outstanding as of September 30, 2007, was $8,339.

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

The fair value of the derivative liabilities recorded of $693,503, at inception, was comprised of two components, one component of the liability estimated of $614,676 attributed to the Convertible Notes conversion factor of 60% of market, but not more than $0.10 and another component of the liability estimated to be $78,827, attributed the warrants exercise price to be 300% of the conversion price, once fixed. A revaluation of the derivative liabilities as of September 30, 2007 for their fair value, was performed with a lower estimate being derived of $569,136, primarily due to the high volatility of the stock price and the shortened amount of time transpired since the date of issuance of such Convertible Notes. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed are as follows;

	Convertible Note into Shares	Exercise of Warrants
Market Price of Stock	$0.07	$0.07
Exercise Price	$0.042	$0.126
Term	0.5 year	4.5 years
Volatility	136%	136%
Risk Free Rate	4.23%	4.23%
Number of Shares Assumed Issuable	14,226,190	1,422,619

NOTE 6 - EQUITY TRANSACTIONS

During the first quarter ended March 31, 2007, the Company issued the following shares;

a)	One million shares (1,000,000) were issued for $50,000 in cash.
b)	The Company issued 166,666 for services rendered. The recorded expense for this transaction was $12,000, the then fair market value of such shares issued of $.07 per share.
c)
The Company issued 2,460,000 common shares, 2,460,000 of warrants exercisable at $0.10 per share for three years, and 2,460,000 of warrants exercisable at $0.50 per share for 3 years in consideration for the debt converted to equity in the amount of $820,154, which included accrued interest in the amount of $147,654.

During the second quarter ended June 30, 2007, the Company issued the following shares;

a)	Three hundred fifty thousand shares (350,000) were issued as additional consideration for entering into a $50,000 note with a 14% interest rate and 6-month term.

During the third quarter ended September 30, 2007, the Company issued the following shares;

a)	Five hundred fifty thousand shares (500,000) were issued to the CFO the Company as per terms of a new Employment Agreement effective August 1, 2007.
b)	Five hundred fifty thousand shares (500,000) were issued to an Employee of the Company as per terms of an Employment Agreement effective September 1, 2007.

 SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
 (unaudited)

NOTE 7 – SUBSEQUENT EVENTS

On October 12, 2007 Mr. Gary Brestle, the principal responsible for the operation of the container companies that the Company had previously done business with has plead guilty to certain criminal charges relating to such businesses. His sentencing is scheduled for January 4, 2008.

It is believed that his guilty plea will result in incarceration. With the assets of his companies seized, we believe there is no opportunity to collect the approximately $4,000,000 of monies owed to the Company. The Company has exhausted what we believe to be all legal means of collection available within the constraints of the funds available to us to expend for recovery..

Because management now believes collection on the notes with Mr. Brestle’s companies is not possible, the Company is attempting to sell the notes in order to insure that their value is zero. Because the profit participation portion of the Company’s notes with the container companies  is no longer collectible, and because the profit participation debt to the Company’s Container Note Holders was a debt predicated on the Company’s collection of it’s profit participation, the profit participation currently due the Company’s Container Note Holders $ 188,500 will be voided in the fourth quarter of this year.

The Company remains committed to honor and repay the principal debt currently owed to its Container Note Holders along with the associated 18% interest that has been accruing since the Company’s default on such container notes.

In the opinion of management, the accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial position as of September 30, 2007 and the results of its operations and cash flows for the three and nine months ended September 30, 2007 and 2006 have been made. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's Form 10-KSB for the year ended December 31, 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2007 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

This report on Form 10-QSB contains forward -looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or form any results expressed or implied by such forward-looking statements.  Forward-looking statements generally are accompanied by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar statements and should be considered uncertain and forward-looking.  Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include, without limitation:  we have a limited operating history during which we have generated minimal revenues and losses to date; going concern considerations, possible fines, sanctions and/or penalties of indeterminable nature against the Company and our CEO/President as a result of loans made to such person in violation of certain provisions of the Sarbanes Oxley Act of 2002 ("Sarbanes Oxley Act"); the Sarbanes Oxley Act is expected to increase our legal, accounting and administrative costs, and as may be further set forth In any press releases we may undertake, and other reports filed by us with the Securities and Exchange Commission.  Many of such factors are beyond our control.  New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each factor on our business or the extent to which any factor, or combination of factors may cause actual results to differ materially from those contained In any forward looking statements.  In light of these risks and uncertainties, there can be no assurance that the results anticipated in these forward-looking statements in this report will in fact occur.  All forward-looking statements wherever they may appear are expressly qualified in their entirety by the cautionary statements in this section.  We undertake no obligation to update any such forward-looking statements.

Overview

Secured Financial Network, Inc., a Nevada corporation (referred to herein as "we," "our," "us", or the "Company") was, since the merger in January 2005 between Secured Financial Network, Inc., a private Florida corporation and 12 to 20 Plus, Inc., a Nevada public company which, post-merger changed its name to the Company's current name, and until approximately December 2005, focused, in part, on conducting short-term, financial transactions primarily in the shipping container industry. These transactions included "container financing" that enabled manufacturers and shippers to complete trade transactions, with maturities averaging 45 90 days.  Pursuant to the agreements relating to such transactions, we would generally obtain a secured positioned through corporate and personal guarantees of the Company and its principals. During 2005 the Company invested just over $2 million in such promissory notes related to container product offerings.

Such transactions were similar to what is commonly referred to as "bridge financing" which, generally, is provided by a funding source on a short-term basis to a business for general and/or specific working capital and corporate purposes. We generally targeted the short- term contracts in this category, 30-90 days,

Since December of 2005, we have been financially unable to carry-out our business plan relating to the container financing business due to lack of meaningful funds from operations and problems associated with collections of accounts receivable. While the company did considerable due-diligence on the 3 trading companies before investments were made, these trading companies and its officers were indicted on multiple counts of fraud, have just recently plead guilty to charges, and await sentencing on January 4, 2008.  Any and all collection efforts to collect receivables relative to the container financing business, has been more recently further exacerbated by the cessation of operations of all of our principal customers. These customers accounted for over 90% of our accounts receivable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Following such time period, December 2006 through August of 2007 the Company actively pursued legal avenues relative to the collection of its receivables from the 3 container companies and its principal guarantor.

In addition the company reviewed its options to continue in the investment and financing of short-term notes and made the decision not to continue in this business activity.

We have historically maintained a low-operating-cost philosophy and continue to plan to do so. We employ a small staff, occupy modest office space, and seek to use technology to reduce operating costs generally whenever possible.

In September 2006, we completed the acquisition of certain assets of Virtual Payment Solutions, LLC which included the  "exclusive" Envoii license agreement to deploy certain proprietary technology for use in the payment processing industry, the domain name Envoii, and domain sites. This licensed technology will allow us to provide payment-processing solutions by providing contracted businesses the ability to transact business over the Internet with their clients through a very secure and proprietary payment system.  The terms of such acquisition generally provided for the payment of $385,000 which we paid at the time of closing, and a annual pre-paid maintenance fee of $15,000. Funding for this acquisition was made possible by funding we secured from two private investors who were issued convertible promissory notes aggregating $597,500.

In January 2007, we entered into an agreement with All In Movie, LLC and Goldmill Productions, LLC to provide a fully integrated payment processing, stored value and redemption platform to coincide with the release of the motion picture "All In". This platform was designed to allow in-theatre and home distribution tie in marketing for purchase of related promotions and collateral products through The All In Mall Internet site www.theallinmall.com and www.allinmovie.com .

We opened our Internet site "The All In Mall" on June 7, 2007.  The Mall provides for various products and services to customers driven to the site to play a variety of arcade and casino games for points.  Customers could win points from the arcade to be used to purchase products and services offered in the Mall or to use for play in the arcade.  As a result of opportunities made available to the company in the payment-processing marketplace that require certain certifications and compliance with banking and processing rules on August 31, 2007, we sold our interest in "The All In Mall" to Goldmill Productions, LLC for $75,000.  Such entity is the marketing partner to the All In Mall and has an ownership interest in the movie "All In". Payment terms generally provide for the purchaser to make monthly payments to the Company pursuant to a promissory note of $3,125 through November 1, 2009.

In furtherance of our payment processing business on June 26, 2007, we entered into an agreement with Blue Bamboo, a division of Shera International Shanghai, China, to build-out a PCI Certified Payment Gateway for the Company which will allow us to connect merchants, both online and brick & mortar, with acquiring processors and banks.  The Payment Gateway provides certified processing of credit/debit card transactions, bill payment, money transfer, check signature verification, ACH, and a host of other payment services. We plan to market the Payment Gateway under the RedFin Network name, which is fully operational as October 1, 2007.

On October 3, 2007, we entered into a letter of intent to purchase up to 80% of the outstanding shares of each of two payment processing platforms, AmeriNet, LLC and PayzNet, LLC.  AmeriNet is an established company with a proprietary platform for performing automated clearing house transactions with gross revenues in excess of $2 million.   PayzNet allows for the payment by consumers, outside the US, of merchandise and content over the Internet in their local currency and secures payment to Internet vendors.

On October 5, 2007 the Company received PCI and CISP certification of its payment gateway (RedFin Network) and is now creating websites and marketing programs to promote this business segment.  (PCI) Payment Card Industry Data Security standard was created to define a series of best practices when processing, transmitting, and storing of credit card information.  (CISP) Card Information Security Program was created to define security standards for all merchants that process, transmit, and store cardholder information. PCI is a pre-requirement for obtaining CISP certification.

In October 2007, we formed a wholly-owned subsidiary, Virtual Payment Solutions, Inc., a Florida corporation was formed ("VPS").  VPS has entered into agreements with the National Bank of California, First Data, and iPayments to market merchant payment  services along with value added services such as bill payment, money transfer, and debit card loading.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Results of Operations

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

During the three months ended September 30, 2007, we generated revenue of $0 compared to revenue of $150 for the same period ending September 30, 2006. The lack of sales was because the Company’s electronic transaction business is still in the development stages. Net loss for the three months ending September 30, 2007, was $252,248 compared to net loss of $272,833 for the same period ending September 30, 2006. The 8% decrease in net loss was attributable to a decrease in General and Administrative expenses.

The Company had total assets of $ 545,694 at the period ended September 30, 2007, compared to $ 176,517 for the period ended September 30, 2006. An increase of 209%. This increase was primarily due to the acquisition on the Envoii license.

The Company had total liabilities of $ 3,820,055 at the period ended September 30, 2007, compared to $ 2,896,255 for the period ended September 30, 2006, a 31% increase. The increase was primarily attributable to the borrowing to acquire the Envoii license as well as the interest accrued against the container note holders.

Nine Months Ended September 30, 2007 Compared to the Nine Months Ended  September 30, 2006.

During the nine months ended September 30, 2007, we generated revenue of $25,000 compared to revenue of $310,883 for the same period ending September 30, 2006,a 92% reduction. The drop in sales was caused by termination of our container financing business. Net loss for the nine months ending September 30, 2007, was $879,397 compared to net loss of $837,255 for the same period ending September 30, 2006, a 5% increase. The increase in net loss was attributable to an increase in general and administrative expenses.

At September 30, 2007, the Company had $ 1,371 cash on hand compared to $ 21,500 at September 30, 2006.

At September 30, 2007, the Company had accounts receivable of $ 0 and container note receivables of  $3,611,101. At September 30, 2007, the Company had an allowance for doubtful accounts of $ 3,611,101. The Company’s accounts receivable is primarily from two clients that at such time were under investigation by US regulatory authorities for certain  “offshore” transactions  made  prior  to  their  association  with  the Company.    The Company is not under investigation.    However, these clients were instructed to cease business by operation pending completion of the investigation.  As a result they are unable to collect their receivables and subsequently pay the Company amounts owed.

The monies owed the Company by its clients are not in dispute.

Because the collection of these accounts receivable was uncertain at September 30, 2007, the Company established an allowance for uncollectible receivables of 100%.

The situation with such container notes receivables and accounts receivable has seriously affected the cash flow of the Company.

Liquidity and Capital Resources.

The Company has suffered from recurring losses from operations, and has a negative working capital and shareholder deficiency as of December 31, 2006 and September 30, 2007. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management expects to incur additional losses in the foreseeable future and recognizes the need to raise debt or capital to achieve their business plans.

At September 30, 2007, the Company’s total assets of $545,694 were exceeded by our total liabilities of $3,785,594. We have minimal working capital and minimal revenues from operations. The financing obligations that the Company has entered into generally allow for the accrual of interest and/or payment of principal and interest in Company stock upon maturity. At present the Company in default on $1,410,000 worth of Notes, $188,500 worth of Profit Participation, and $499,293 of accrued interest payable to Note Holders related to our previous container financing business. We believe that additional working capital of up to approximately $3,000,000 will need to be obtained pursuant to one or more debt and/or equity financings in order to meet our anticipated cash needs for at least the next 12 months in order to further meaningfully advance our business plan, to service and repay our outstanding debt obligations, and for working capital and general corporate purposes. We have no current agreements or arrangements for such needed capital and cannot assure that we will access any of such needed capital on terms acceptable to management. To the extent that we are not able to secure at least short-term capital of approximately $50,000 within the next 90 days, we believe that the Company’s currently limited operations may have to be further scaled back.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Our Company and our President and CEO may be subject to fines, sanctions and/or penalties of an indeterminable nature as a result of violations of the Sarbanes Oxley Act of 2002 in connection with loans made to the President and CEO.

During the fiscal year ended December 31, 2006 and thru the period ending September 30, 2007, we made certain loans to Mr. Jeffrey Schultz, our President and CEO, aggregating $8,339. These loans made to Mr. Schultz violate Section 402 of the Sarbanes Oxley Act of 2002. As of the date of this report, Mr. Schultz currently owes $8,339.

As a result, despite the fact that accrued salary through the period ending September 30, 2007 in the amount of $108,000 for Mr. Schultz exceed the amount of such loans, our Company and/or Mr. Schultz may be subject to fines, sanctions and/or penalties. Mr. Schultz accrued but did not receive any salary for 2006. At this time, we are unable to determine the amount of such fines, sanctions and/or penalties that may be incurred by our company and/or Mr. Schultz. The purpose of such loan was for personal use.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In April, 2007 while performing the audit of our Consolidated Financial Statements for Fiscal 2006, our independent auditors, Sherb & Co.LLP, notified our Board of Directors of several reportable conditions in internal controls under standards established by the American Institute of Certified Public Accountants. Reportable conditions involve matters coming to the attention of our auditors relating to significant deficiencies in the design or operation of internal controls that, in their judgment, “could” adversely affect our ability to record, process, summarize, and report financial data consistent with the assertions of management in the consolidated financial statements.

Although Sherb & Co. noted recent significant improvements in the structure of the accounting department, and designed its audit procedures to address the matters described below in order to obtain reasonable assurance that the financial statements are free of material misstatement and to issue an unqualified audit report, certain of the internal control deficiencies noted by Sherb & Co were in need of improvement. The Company assigned a high priority to the remediation of the reportable conditions, hired a chief financial officer, is continuing it’s search for additional independent directors, and implemented enhanced procedures to accelerate improvement of the internal controls.

The significant deficiencies in the design and operation of our internal controls included the needs to provide better coordination and communication between the legal and finance/accounting departments and to provide training to existing and new personnel in technical accounting issues such as accounting for a merger as well as accounting for convertible debt with derivative liability issues; in SEC reporting requirements; the need to have corporate SEC legal counsel more proactively involved in the review of potential transactions; the needs to form an independent audit committee, to implement budget and reporting procedures; the need to segregate certain duties to ensure a better checks and balances system; and the need to provide internal review procedures for schedules, SEC reports and filings prior to submission to the auditors and/or filing with the SEC.

At the time of this filing, the Company’s senior management believes that sufficient time has passed since notification of these reportable conditions and the implementation of the improvements to review their effectiveness.

The Company's senior management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act") designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officers to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Accounting Officer, of the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-15(e) and has determined that such controls and procedures are effective. In designing and evaluating disclosure controls and procedures, the Company and its management recognize that any disclosure controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective.

The Chief Executive Officer and the Chief Accounting Officer continue to further enhance its disclosure controls and procedures so that such disclosure controls and procedures will provide a reasonable level of assurance to adequately and effectively timely alert them to material information required to be included in the Company's periodic SEC reports.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ending September 30, 2007 the Company issued:

500,000 shares of it’s restricted common stock on August 1, 2007 as consideration relating to the renewal of an employment contract with it’s Chief Financial Officer: and issued 500,000 shares of it’s restricted common stock on September 1, 2007 as consideration relating to an employment contract with David Rappa as VP of Business Development.

During the quarter the Company received funding in amounts of $10,000, $15,000, and $5,000 form HEB LLC. On October 1, 2007 the Company received an additional $10,000 from HEB LLC. Also on October 1, 2007 the Company memorialized these transactions with a $40,000 Promissory Note. Terms were 1-year with an interest rate of 10% per annum to be paid quarterly.  As additional consideration, a warrant agreement allowing for the purchase of 200,000 of Company stock at a price of $.05 per share for a term of 3 years was issued.

Such securities were issued without registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder based upon the limited number of offerees, their relationship to the Company, the number of shares offered, the size of the offering, and the manner of such offering.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6. Exhibits

10.1	KFG Financial Note & Amendment A
10.2	Michael E. Fasci – Employments Agreement
10.3	All-In-Mall Sales Agreement & Note
10.4	David Rappa – Employment Agreement
10.5	HEB LLC Note & Warrant Agreement
10.6	CONECA Properties LLC – Office Lease
31.1	Certificate of Principal Executive Officer
31.2	Certificate of Principal Accounting Officer
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC. (Registrant)

Date: November 14, 2007	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Chief Executive Officer and Director

Date: November 14, 2007	By:	/s/ Michael Fasci
Michael Fasci
Chief Financial Officer and Director