Form 10KSB
period 2007-12-31
SECURED FINANCIAL NETWORK, INC.
filed 2008-04-15
CIK 1100394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Secured Financial Network, Inc.

(Name of small business issuer in its charter)

Nevada	000-28457	86-0955239
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1180 SW 36th Avenue, Suite 204, Pompano Beach, FL 33069

(Address of Principal Executive Office) (Zip Code)

954-376-5611

(Registrant’s telephone number, including area code)

101 NE 3rd Avenue, Suite 1500, Ft. Lauderdale, FL 33301

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class		Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.001 Per Share
(Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

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

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐ Yes	☒ No

State issuer’s revenue for its most recent fiscal year. $ 54,059

As of December 31, 2007, we had 38,675,247 shares of our common stock $.001 par value issued and outstanding. On February 29, 2008, the aggregate market value of our common stock held by non-affiliates was approximately $1,050,000.

DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (Check one):	☐ Yes	☒ No

To simplify the language in this Form 10-KSB, Secured Financial Network, Inc., a Nevada Corporation, is referred to herein as the “Company” or “We.”

PART I

This report on Form 10-KSB and documents incorporated herein by reference contain certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995, which involve substantial risks and uncertainties. When used in this report and in other reports filed by the Company, the forward-looking statements are often identified by the use of such terms and phrases as “anticipates,” “believes,” “intends,” “plans,” “expects,” “seeks,” “scheduled,” “foreseeable future’ and similar expressions. Although the Company believes the understandings and assumptions on which the forward-looking statements in this report are based are reasonable, the Company’s actual results, performance and achievements could differ materially from the results in, or implied by, these forward-looking statements. Certain factors that could cause or contribute to such differences include those discussed in “Management’s Plan of Operation” and elsewhere herein.

Item 1.	Description of Business.

Secured Financial Network, Inc., a Nevada corporation (referred to herein as "we,” our," "us" or the "Company") was, since the merger in January 2005 between Secured Financial Network, Inc., a private Florida corporation and 12 to 20 Plus, Inc., a Nevada public company which, post-merger changed its name to the Company's current name, and until approximately December 2005, focused, in part, on conducting short-term, financial transactions primarily in the shipping container industry. These transactions included “container financing” that enabled manufacturers and shippers to complete trade transactions, with maturities averaging 45-90 days.  Pursuant to the agreements relating to such transactions, we would generally obtain a secured position through corporate and personal guarantees of the Company and its principals. During 2005, the Company financed approximately $2 million in promissory notes related to container product offerings.

Since December 2005, we have been financially unable to carry-out our business plan relating to the container financing business due to lack of meaningful funds from operations and problems associated with collections of accounts receivable. While we did considerable due-diligence on the 3 trading companies whom we financed before investments were made, these trading companies and its officers were indicted on multiple counts of fraud, have just recently plead guilty to related charges and have been sentenced.  Any and all collection efforts to collect receivables relative to our container financing business, has been more recently further exacerbated by the cessation of operations of all of our principal customers. These customers accounted for over 90% of our accounts receivable.

Following such time period, from December 2005 through August 2007 the Company actively pursued legal avenues relative to the collection of its receivables from the 3 container companies and its principal guarantor as its finances allowed.

In addition, the Company reviewed its options to continue in the investment and financing of short-term notes and made the decision in January 2007 not to continue in this business activity.

From January 2006 until September 2006 the Company reviewed several alternative business opportunities and made the decision in September 2006 to pursue payment processing because of the background knowledge of certain key employee and consultants who have had a 5 year history in the debit card and electronic transfer sector.  We also pursued this business course because of the statistical information (The McKinsey & Co. Report and Green Sheet) pointing to the single largest growth sector in payment processing coming from electronic transactions generated by then available use of debit cards and the growth of internet e-commerce.

In September 2006, we completed the acquisition of certain assets of Virtual Payment Solutions, LLC, which included the Envoii worldwide license to deploy certain proprietary technology for use in the payment processing industry, use of the company name, Envoii E-Vault, and domain sites www.virtualpaymentsolutions.com.  This licensed technology will allow us to provide payment-processing solutions by providing contracted businesses the ability to transact business over the Internet with their clients through a very secure and proprietary payment system.  The terms of such acquisition generally provided for the payment of $385,000, which we paid at the time of closing, and an annual pre-paid maintenance fee of $15,000. We expect to start utilizing the license, and paying the license fee beginning in November 2008. Funding for this acquisition was made possible by funding we secured from two private investors who were issued convertible promissory notes aggregating $597,500 principal amount.

Item 1.	Description of Business. - continued

In January 2007, we entered into an agreement with All In Movie, LLC and Goldmill Productions, LLC to build a fully integrated payment processing, stored value and redemption platform to coincide with the release of their motion picture “All In”. This platform was designed to allow in-theatre and home distribution tie in marketing for purchase of related promotions and collateral products through The All In Mall Internet site www.theallinmall.com and www.allinmovie.com.

As a result of opportunities made available to the Company in the payment-processing marketplace, which require certain certifications and compliance with banking and processing rules, and because of the limitations placed on the Company as a result of such compliance, on August 31, 2007 we sold our interest in "The All In Mall" to Goldmill Productions, LLC for $75,000.  Such entity is the marketing partner to the All In Mall and has an ownership interest in the movie “All In”. Payment terms generally provide for the purchaser to make monthly payments to the Company pursuant to a promissory note of $3,125 through November 1, 2009. Goldmill Productions is currently in default on their payments to the Company.

In furtherance of our payment processing business, on June 26, 2007, we entered into an agreement with Blue Bamboo, a division of Shera International Shanghai, China, to build-out a PCI (Payment Card Industry) Certified Payment Gateway for the Company which will allow us to connect merchants, both online and brick and mortar, with acquiring processors and banks.  The Payment Gateway provides certified processing of credit/debit card transactions, bill payment, money transfer, check signature verification, ACH, and a host of other payment services. We plan to market the Payment Gateway under the RedFin Network name. The Payment Card Industry Data Security Standard, with which the Payment Gateway complies, was developed by the major credit card companies as a guideline to help organizations that process card payments prevent credit card fraud, cracking and various other security vulnerabilities and threats. A company processing, storing, or transmitting payment card data must be PCI compliant or risk losing their ability to process credit card payments and being audited and/or fined. Merchants and payment card service providers must validate their compliance periodically.

In October 2007, we formed a wholly owned subsidiary, Virtual Payment Solutions, Inc., a Florida corporation  ("VPS").  VPS has entered into agreements with the National Bank of California, First Data, and iPayments to market merchant payment services along with value added services such as bill payment, money transfer, and debit card loading.

On October 3, 2007, we entered into a non-binding letter of intent to purchase up to 80% of the outstanding shares of each of two payment processing platforms, AmeriNet, LLC and PayzNet, LLC.  AmeriNet is an established company with a proprietary platform for performing automated clearing house transactions with gross revenues in excess of $2 million.   PayzNet allows for the payment by consumers, outside the US, of merchandise and content over the Internet in their local currency and secures payment to Internet vendors.  Due-diligence continues to be conducted.

In December 2007, the Company received PCI and CISP certification of its Payment Gateway (RedFin Network) and is now creating websites and marketing programs to promote this business segment.  (PCI) Payment Card Industry Data Security standard was created to define a series of best practices when processing, transmitting, and storing of credit card information.  (CISP) Card Information Security Program was created to define security standards for all merchants that process, transmit, and store cardholder information. PCI is a pre-requirement for obtaining CISP certification.

In February 2008, the Company partnered with Blue Bamboo USA (www.bluebamboo.com) to launch secure payment processing of credit, debit, gift card, and check transactions using Blue Bamboo’s wireless H-50 terminal and P-25M Bluetooth printer. Adding these low cost hardware components to our PCI compliant RedFin Payment Gateway, gives us an edge in offering mobile commerce solutions.  Transactions can be processed through a Blackberry™ wireless device available through wireless carriers like AT&T, Sprint, T-Mobile, and Verizon. We also plan to launch a mobile ATM solution based on the Blue Bamboo H-50 wireless terminal.

We have historically maintained a low-operating-cost philosophy and continue to plan to do so. We employ a small staff, occupy modest office space, and seek to use technology to reduce operating costs generally whenever possible.

Employees

As of March 18, 2008 the Company had 4 employees.

Item 2.	Description of Property.

Office Facilities:

1180 SW 36th Avenue
Suite 204
Pompano Beach, Florida 33069

Term: 36 Month Lease Expiring October 31, 2010 @ $2,160/month.

Item 3.	Legal Proceedings.

We were not a party to any legal proceedings during the reporting period, and we know of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in his or her capacity as such.

The Company is in default on certain of its debt obligations, specifically its convertible debt in the principal amount of $597,500 together with unpaid interest due and accruing in the amount of $57,007, a promissory note in the principal amount of $50,000 together with unpaid interest due and accruing in the amount of $3,893, and 13 Container Notes debt in the principal amount of $1,410,000 together with unpaid interest due and accruing in the amount of $563,264 as of December 31, 2007.

Negotiations are ongoing with these creditors. While there are currently no legal proceedings against the Company, some of the Company’s creditors have the legal right to initiate such proceedings in the event of default and upon unsuccessful renegotiation of the Company’s debt.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock trades on the OTC Bulletin Board under the symbol “SFNL.” The following table shows the high and low daily closing prices for our common stock for each quarter since January 1, 2006 as reported by the OTC Bulletin Board. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

January 1, 2007 to December 31, 2007 (OTC Bulletin Board)	High	Low
First quarter	$0.12	$0.04
Second quarter	0.11	0.01
Third quarter	0.10	0.02
Fourth quarter	0.12	0.03

January 1, 2006 to December 31, 2006 (OTC Bulletin Board)	High	Low
First quarter	$0.65	$0.20
Second quarter	0.30	0.08
Third quarter	0.25	0.04
Fourth quarter	0.10	0.04

As of December 31, 2007 we had 38,675,247 shares of common stock outstanding, held by approximately 230 shareholders.

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

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities. - continued

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2007:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	5,626,095(1)
Total			5,626,095(1)

(1) Represents shares available for issuance under our 2004 EMPLOYEES/CONSULTANTS COMMON STOCK COMPENSATION PLAN filed via Form S-8 on August 9, 2004.

The Plan was established on August 3, 2004, effective August 3, 2004, to amend and restate the Company's 2003 Employees/Consultants Stock Compensation Plan, to offer directors, officers and selected key employees, advisors and consultants an opportunity to acquire a proprietary interest in the success of the Company to receive compensation, or to increase such interest, by purchasing Shares of the Company's common stock.  The Plan provides both for the direct award or sale of Shares and for the grant of Options to purchase Shares.  Options granted under the Plan may include non-statutory options, as well as ISOs intended to qualify under section 422 of the Code.

The Plan is intended to comply in all respects with Rule 16.3 (or its successor) under the Exchange Act and shall be construed accordingly.

RECENT SALES OF UNREGISTERED SECURITIES

During the past three years, we sold the following securities under the Securities Act of 1933, as amended, (the “Securities Act”) based upon the limited number of offerees, their relationship to the Company, the number of shares or other securities offered, the size of the offering, and the number of such offerings.

2005
In 2005, the Company issued 200,000 shares of common stock for cash totaling $30,000.

In 2005, the Company issued 3,734,630 shares for services totaling $146,963.

In 2005, the Company issued seventeen short-term notes (average 90-days) with a specific rate of return to acquire funds to invest into high yield activities (e.g. Container financing/investment). As of December 31, 2007 the Company’s short-term notes payable relating to the previous container financing business total $1,410,000. The Company has also accrued $563,264 interest on these notes.  See discussion below under 2007 concerning conversion of certain of such notes, which were in default including principal and interest therein to shares of our common stock.

2006
In 2006, the Company sold 145,000 shares of common stock for cash totaling of $28,000.

In 2006, the Company issued 729,166 shares of its common stock to retire debt totaling $37,300.

In 2006, the Company issued 4,524,307 shares of its common stock in exchange for $674,339 of services.

In September and October 2006, the Company issued convertible notes in exchange for $597,500 in cash. We are presently in default of our principal and interest repayment obligation under such notes.  These notes are convertible into the Company’s common stock at an exchange rate based on a number of factors at the time of conversion. At of December 31, 2007, none of these notes have been converted. As part of the Pledge and Security Agreement relating to the Convertible Notes, the Company issued 5,975,000 shares of its common stock as collateral in the event of default. These shares, because they have been pledged as collateral, have not been included in the share outstanding amount when calculating earnings per share. The Convertible Notes also provide for warrants to purchase shares of our common stock exercisable at an exchange rate based on a number of factors at the time of exercise.

In 2006, the Company issued 5,000,000 shares of its common stock relating to the purchase of the Envoii License asset. This asset purchase was subsequently renegotiated and the shares were returned to the Company for cancellation.

In 2006, the company issued 900,000 shares of its common stock to a consultant for services in the amount of $252,000. The shares were returned to the Company, as the services were not provided as contracted.

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities. - continued

2007
In 2007, the Company sold 3,000,000 shares of common stock for cash totaling $150,000.

In 2007, the Company issued 2,457,000 shares of its common stock to retire debt totaling $819,644.  The 2,457,000 shares were issued to 13 Container Note Holders in exchange for their Notes Payable aggregating $819,644 principal, accrued interest, and profit participation in addition to warrants to purchase 2,400,000 shares of common stock exercisable at $.10 for 5 years and 2,400,000 shares exercisable at $.50 for 5 years.

As of December 31, 2007, the 17 outstanding Container Notes which were not converted during 2007 aggregating $1,410,000 principal amount are in default and are accruing interest at a rate of 18% per annum.

In 2007, the Company issued 2,216,666 shares of its common stock in exchange for $130,000 of services and interest.

On June 11, 2007 the Company issued a promissory note for $50,000. Terms are 180 days at 14% interest with interest to be paid quarterly. Lender has the option to convert principal into 2,000,000 shares of Company stock. Interest will still be payable. The note continues to accrue interest at 14%.

On October 10, 2007 the Company issued a promissory note for $40,000. Terms are for 24 months at 10% interest with interest to be paid quarterly.

On December 7, 2007 the Company issued a promissory note for $10,000. Terms are for 24 months at 10% interest with interest to be paid quarterly.

On December 31, 2007 the Company issued a promissory note for $15,000. Terms are for 24 months at 10% interest with interest to be paid quarterly.

Item 6.	Managements’ Discussion and Analysis or Plan of Operation.

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

Plan of Operation

Secured Financial Network through its wholly owned subsidiary Virtual Payment Solutions, Inc. (the Company) owns and operates a vertically integrated suite of payment processing and value added platforms marketed and utilized to traditional brick and mortar and internet e-commerce merchants.

Item 6.	Managements’ Discussion and Analysis or Plan of Operation. - continued

Statistics provided by the McKinsey & Co. Payments Practice Report stated that the largest growth sector for the payments industry would come from the following two categories:

PAYMENT SECTOR	2006	2010
Credit Card/Electronic Payments	$49 billion	$85 Billion
ACH/Electronic Checks	$13 Billion	$19 Billion

In furtherance of our payment processing business on June 26, 2007, the Company into an agreement with Blue Bamboo, a division of Shera International Shanghai, China, to build-out a PCI (Payment Card Industry) Certified Payment Gateway for the Company which will allow us to connect merchants, both online and brick & mortar, with acquiring processors and banks.  The Payment Gateway provides certified processing of credit/debit card transactions, bill payment, money transfer, check signature verification, ACH, and a host of other payment services. The Payment Gateway is marketed under the RedFin Network name. The Payment Card Industry Data Security Standard was developed by the major credit card companies as a guideline to help organizations that process card payments prevent credit card fraud, cracking and various other security vulnerabilities and threats. A company processing, storing, or transmitting payment card data must be PCI compliant or risk losing their ability to process credit card payments and being audited and/or fined. Merchants and payment card service providers must validate their compliance periodically.

The Payment Gateway will be marketed under Reseller Agreement with ISO’S (Independent Sales Organizations) and VAR’s (Value Added Resellers) selling products and merchant services to end customers throughout the US on a non-exclusive basis.  Revenue is generated from a transaction fee charged for each transaction passing through the Gateway to end acquiring processors such as Vital, Global all First Data Networks, PaymentTech, Heartland, Valutec and others already integrated with the payment gateway.  The gateway is also integrated with all processing terminals in the marketplace that require a payment gateway.  All Internet merchants and certain brick & mortar merchants require a gateway to pass transactions from their customer’s use of a payment form to the acquiring bank/processor.

The Payment Gateway can also be re-branded for other large associations requiring the own name recognition by the ISO/Merchant customer base.  We currently have a large processing group, which we have completed re-branding under the name SureGate that will begin live transaction processing April 1st.

The Payment Gateway has incorporated a shopping cart emulator, which allows Internet merchants currently using other competitive Payment Gateway’s to integrate with the RedFin Network in a quick and efficient manner without disruption of their business.  The shopping cart emulator has integrated the top 120 carts currently used by Internet merchants.

The Company has entered into an agreement to be a Premier distributor for Blue Bamboo, a Shera International Company (www.bluebamboo.com) based in China for the marketing and sale of it wireless payment terminal product line, more specifically the H-50 processing terminal that operates through the GPRS wireless networks and the P-25 Bluetooth processing terminal that operates in combination with Blackberry and similar cell-phones.  The RedFin Network for mobile transaction processing powers both of these terminals. The Company has entered into Agreement to resell AT&T and T-Mobile data plans used to transmit transactions wirelessly creating a monthly recurring revenue stream to the Company.  These products and services of the Company will be shown and marketed at the ETA (Electronic Transaction Association) 2008 Show mid-April. The Mobile Wireless merchant terminals will be marketed and distributed under Reseller Agreement with ISO’S (Independent Sales Organizations) and VAR’s (Value Added Resellers) selling products and merchant services to end customers throughout the US on a non-exclusive basis.

The company faces significant competition in the marketplace from payment gateways in operation for the past 10 years such as Authorized.net, a company recently acquired by Cybersource for nearly $700 million.  Authorized represents transaction volume from approximately 190,000 Internet merchants.   Additional gateway competitors include EFS Net and LinkPoint.  The company has positioned itself in a niche market providing high volume merchants a very competitive pricing model per transaction, excellent gateway technology, superior customer service, and features not available from other gateway’s such as merchant terminal integration, ACH, and recurring billing to name a few. Currently the are in excess of 5 million Internet merchants with nearly 5000 new ones opening on a daily basis requiring a shopping cart and payment gateway. (Statistics gathered from SIC Code Info and the Green Sheet)

Item 6.	Managements’ Discussion and Analysis or Plan of Operation. - continued

The marketplace for wireless merchant terminals includes approximately six major players including Verifone, Way Systems, and Nurit.  The Company believes it will be successful in marketing the Blue Bamboo wireless merchant terminal product line based on its cost to end users being nearly 40% less than the competitor’s for a product that does not include features such as Pin Debit and Check Guarantee/Verification.  The terminals come ready to use out of the box because of its integration with the RedFin Network Gateway.  There are approximately 2.3 mobile merchants in the US with less than 10% of them having a wireless payment method installed. (Statistics gathered from SIC Code info and Green Sheet)

The RedFin Network Payment Gateway requires an annual renewal and certification under PCI and CISP protocols.  Third party auditors keeping the payment gateway in compliance do independent scans randomly.

The Company will continue its objective to keep a low cost efficient overhead by outsourcing warehousing and terminal products handling to Paragon Services, Inc. (www.paragonservices.net) a trusted name in the payment products distribution marketplace.  In addition, all customer service related questions have also been outsourced with 24/7 response to customer trouble tickets within 15 minutes.

Results of Operation for Year Ended December 31, 2007
Compared to Year Ended December 31, 2006

The Company generated $ 54,059 in revenue in 2007 compared to $ 0 in 2006. Such increase in sales was attributable the contract web development of the All-In-Mall and wireless terminals sold by the Virtual Payment Solutions Division.

Net loss for the year ending December 31, 2007 was ($1,676,894) compared to a net loss of ($2,166,311) for the same period ending December 31, 2006. The decrease in loss was primarily attributable to the reduction in derivative and liquidating liabilities associated with our convertible debt taken during 2007 compared to 2006. $475,000 of the loss in 2007 was associated with the $400,000 impairment expense associated with the Envoii License and pre-paid fee as well as a $75,000 bad debt expense relating to the $75,000 Note Receivable with Goldmill Productions.

The Company had total assets of $70,811 at the year ended December 31, 2007, compared to $577,737 for the year ended December 31, 2006. A $475,000 reduction in assets in 2007 was associated with the $400,000 impairment expense associated with the Envoii License and pre-paid fee as well as a $75,000 bad debt expense relating to the $75,000 Note Receivable with Goldmill Productions.

The Company had total liabilities of $ 3,999,669 at the year ended December 31, 2007, compared to $3,929,344 for the year ended December 31, 2006.

At December 31, 2007, the Company had $15,041 cash on hand compared to $78,486 at December 31, 2006.

At December 31, 2007, the Company had accounts receivable of $ 0.

During 2007, the principals of two clients for whom the Company had previously set up an allowance for doubtful accounts of $3,611,101 were convicted and sentenced to 10 years in jail. As a result, the Company deemed these receivables non-collectable. The 13 Notes that were due the Company were offered for sale to each of the Container Note Holders who had invested monies with the Company. In November 2007 the Notes were sold for a nominal sum and were removed from the books of the Company as an accounts receivable.

Although the Company expects to generate revenues in 2008, due to sales of its wireless terminals and gateway transaction revenue, the Company expects to continue to incur losses at least through the first half of 2008, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

Item 6.	Managements’ Discussion and Analysis or Plan of Operation. - continued

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

At December 31, 2007, the Company’s total assets of $70,811 were exceeded by our total liabilities of $3,999,669. We had a working capital deficit of $3,896,294. We believe that additional working capital of up to approximately $2,000,000 will need to be raised in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.  We have no current agreeements, arrangements, or understanding for such needed capital.  In the event we do not receive approximately $500,000 by June 2008, we may have to reduce or curtail certain operations.

On August 31, 2007 the Company sold its interest in the “All In Mall” to Goldmill Productions, LLC for the sum of $75,000. Payments were to be made in 24 monthly payments of $3,125 beginning no later than December 1, 2007. Goldmill is currently in default on said payments to the Company, hence the Company has fully reserved against the collection of such receivables.

As of December 31, 2007, the Company is in default on certain of its debt obligations, specifically its convertible debt in the principal amount of $597,500 together with unpaid interest due and accruing in the amount of $57,007, a promissory note in the principal amount of $50,000 together with unpaid interest due and accruing in the amount of $3,893, and 13 Container Notes debt in the principal amount of $1,410,000 together with unpaid interest due and accruing in the amount of $563,264 as of December 31, 2007.

Item 7.	Financial Statements.

Our consolidated financial statements are filed under this Item 7, beginning on page F-1 of this report.

Secured Financial Network, Inc.

CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - SHERB & CO, LLP	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-3

Consolidated Statement of Operations	F-4

Consolidated Statement of Statements of Stockholders’ (Deficit)	F-5

Consolidated Statement of Cash Flows	F-6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-7 to F-18

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Secured Financial Network, Inc.

We have audited the accompanying consolidated balance sheet of Secured Financial Network, Inc. as of December 31, 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007, and the results of its operations and cash flows for each of the years ended December 31, 2007 and 2006,  in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that Secured Financial Network, Inc. will continue as a going concern.  As more fully described in Note 2, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
SHERB & CO, LLP
Certified Public Accountants

New York, New York
April 11, 2008

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$15,041
Employee Loans	9,333
Inventory - VPS Terminals	9,000
Prepaid Expenses	5,000

Total Current Assets	38,375

FURNITURE AND EQUIPMENT (NET)	5,666

OTHER ASSETS
Refundable Deposits	25,170
Investments Held for Sale	1,600

Total Other Assets	26,770

TOTAL ASSETS	$70,811

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$91,344
Investor Notes Payable - in default	1,410,000
Accrued Expenses	839,634
Derivative and Liquidating Liabilities	946,191
Convertible Notes Payable - in default	50,000
Secured Convertible Notes - net of debt discount	597,500

Total Current Liabilities	3,934,669

LONG TERM DEBT	65,000

STOCKHOLDERS' DEFICIT
Common Stock authorized is 100,000,000
shares at $0.001 par value. 38,675,247 issued
and outstanding	38,675
Additional Paid in Capital	2,517,610
Accumulated Deficit	(6,485,142)

Total Stockholders' Deficit	(3,928,858)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$70,811

The accompanying notes are an integral part of these consolidated statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006

REVENUES
Web Site Development	$25,000	$-
Terminal Sales (VPS)	29,059	-

Total Revenues	54,059	-

Cost of Goods Sold	21,000	-

Gross Profit	33,059	-

EXPENSES
Administrative Expenses	347,133	298,451
Professional and Consulting	150,904	575,746
Bad Debt Expense	76,490	-
Depreciation and Amortization	61,518	-
Asset Impairment Expense	400,000	-
Total Expenses	1,036,045	874,197

NET LOSS BEFORE OTHER INCOME ( EXPENSES)	(1,002,986)	(874,197)

OTHER INCOME ( EXPENSES ):
Interest Expense	(854,115)	(437,070)
Derivative and Liquidating Expense	(83,313)	(862,878)
Other Income	263,520	2,500
Net Gain (Loss) from Sale of Investments	-	5,334
Total Other Income ( Expenses )	(673,908)	(1,292,114)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,676,894)	(2,166,311)

Provision for Income Taxes	-	-

NET LOSS	$(1,676,894)	$(2,166,311)

Basic and Diluted
Net Loss per Common Share	$(0.05)	$(0.10)

Weighted Average Number of Shares
Common Shares Outstanding -
basic and diluted	34,838,414	22,327,345

The accompanying notes are an integral part of these consolidated statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2006 and 2007

	Common Stock		Additional		Total
		Par value $0.001	Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2005	19,628,108	$19,628	$157,335	$(2,641,937)	$(2,464,974)

Common Stock Issued for Cash	145,000	145	27,855	-	28,000

Common Stock Issued for Services	4,524,307	4,525	669,814	-	674,339

Common Stock issued for Pledged Shares	5,975,000	5,975	(5,975)	-	-

Common Stock Issued to Retire Debt	729,166	729	36,571	-	37,300

Beneificial Conversion Feature and Equity Rights	-	-	540,039	-	540,039

Net (Loss)	-	-	-	(2,166,311)	(2,166,311)

Balance, December 31, 2006	31,001,581	31,002	1,425,639	(4,808,248)	(3,351,607)

Common Stock Issued for Cash	3,000,000	3,000	147,000	-	150,000

Common Stock Issued for Services	1,866,666	1,866	78,134	-	80,000

Common Stock Issued with Debt and
Related Beneficial Conversion Rights	350,000	350	49,650	-	50,000

Common Stock Issued to Retire Debt	2,457,000	2,457	817,187	-	819,644

Net (Loss)	-	-	-	(1,676,894)	(1,676,894)

Balance, December 31, 2007	38,675,247	$38,675	$2,517,609	$(6,485,142)	$(3,928,858)

The accompanying notes are an integral part of these consolidated statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
Cash Flows From Operating Activities:

Net Loss	$(1,676,894)	$(2,166,311)

Adjustments to Net Loss:
Common Stock for Services	80,000	674,339
Derivative and Liquidating Income	83,313	862,878
Amortization of Debt Discount and Finance Fees	524,974	68,560
Depreciation and Amortization	2,138	770
Impairment of long lived assets	400,000	-

Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:
Changes in Assets and Liabilities:
Prepaid Expense	13,500	(31,000)
Employee Loans	3,071	17,730
Inventory	(9,000)	-
Investor Accrued Interest	118,277	-
Accrued Interest Conv. Notes	57,007	-
Accrued Expenses	25,720	444,037
Accounts Payable	57,033	(35,378)

Net Cash (Used) by Operating Activities	(320,861)	(164,376)

Cash Flows From Investing Activities:

Security Deposits	(25,170)	2,870
Investment Held for Sale	2,800	1,600
Deferred Financing Fees	59,380	(62,875)
Loan Receivable	2,000	-
License Agreement	-	(385,000)
(Purchase) Sale of Equipment	(5,238)	1,500

Net Cash (Used) by Investing Activities	33,772	(441,905)

Cash Flows From Financing Activities:

Long Term Debt	65,000	-
Convertible Note	50,000	-
Investor Profit Participation	(41,356)	(10,733)
Principal Received on Short Term Notes	-	667,500
Proceeds from the sale of Common Stock	150,001	28,000

Net Cash Provided by Financing Activities	223,645	684,767

Net Change in Cash	(63,445)	78,486

Cash and Cash Equivalents - Beginning	78,486	-

Cash and Cash Equivalents - Ending	$15,041	$78,486

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$-	$368,510

Non-Cash Financing Transactions:
Shares Issued for Services and Debt	$130,000	$674,339
Conversion of Indebtedness for Equity	$819,644	$37,300

The accompanying notes are an integral part of these consolidated statements

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 and 2007

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and History of Company

Secured Financial Network, Inc. (originally Loughran/Go Corporation prior to name change to 12 To 20 Plus, Inc.), was incorporated in April 26, 1996 and changed its name to Secured Financial Network, Inc. (“the Company”) on January 11, 2005. From January 2005 until December 2005 the Company engaged in investment of capital to fund short-term transactions of close-out or distressed container sized products.  From mid-2006, the Company restructured its focus entirely to payment processing and build out of compliant Payment Gateway connecting merchants to processors and transaction acquiring banks.

On November 22, 2004, 12 To 20 Plus, Inc. entered into a share exchange agreement with Secured Financial Network, Inc. pursuant to which an aggregate of 14,737,343 shares of the Company’s common stock, were issued, representing 94% of the 15,693,478 shares of common stock outstanding after the closing. For accounting purposes, the transaction is reflected as if 12 To 20 Plus, Inc. was acquired by Secured Financial Network Inc. with the business of Secured Financial Network Inc. being the successor entity. The acquisition was accounted for as a recapitalization of the predecessor entity Secured Financial Network, Inc. with the management of the predecessor entity Secured Financial Network, Inc. controlling and operating the Company after the acquisition date. The consolidated financial statements presented primarily represent the operations of Secured Financial Network, Inc. from its inception date, November 10, 2004, to the share exchange date. In addition, the capital structure of Secured Financial Network, Inc. has been recapitalized to account for the equity structure subsequent to the acquisition as if Secured Financial Network, Inc. had been the issuer of the common stock for all periods presented.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended December 31, 2007 and 2006, the Company has incurred net losses of $1,676,894 and $2,166,311 respectively, a substantial portion of the debt is in default and has a stockholders’ deficit of $3,928,858 as of December 31, 2007. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing but cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

These consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 and 2007

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Consolidation

The accompanying consolidated financial statements of Secured Financial Network, Inc., a Nevada corporation (the "Company"), include the accounts of the Company and its wholly owned subsidiary, Virtual Payment Solutions, Inc, a Florida Corporation ("VPS"). The Company created VPS in September of 2007.  All significant inter-company accounts and transactions are eliminated in consolidation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Accounts Receivable and Revenue Recognition

Accounts Receivable

During 2007, the principals of two clients for whom the Company had previously set up an allowance for doubtful accounts of $3,611,101 were convicted and sentenced to 10 years in jail. As a result, the Company deemed these receivables non-collectable. The 13 Notes that were due the Company were offered for sale to each of the Container Note Holders who had invested monies with the Company. In November 2007 the Notes were sold for a nominal sum and were removed from the books of the Company as an accounts receivable.

The Company estimates an allowance for doubtful accounts, sales returns and allowances based on historical trends and other criteria.  At December 31, 2007 and 2006, there were no allowances on trade receivables from product sales.  No bad debt expense was incurred in 2007 and 2006 as well on product sales.

The Company recognizes revenues associated with the sale of its products at the time of delivery to customers.

Inventory

Inventories, which are finished goods, are stated at the lower of cost (first-in, first-out method) or market. A provision for excess or obsolete inventory is recorded at the time the determination is made.

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

Long Lived Assets

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued establishing new rules and clarifying implementation issues with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” by allowing a probability weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity’s operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company believes that, at December 31, 2007, an impairment existed as it related to it’s $385,000 Envoii License Asset and $15,000 pre-paid License Fee and as such has taken an impairment charge of $400,000.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 and 2007

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Although the Company believes that it will ultimately be able to utilize this asset and the associated fee, valuing this asset has proven to be somewhat difficult. Due the unique and esoteric nature of the Envoii License technology, the Company’s has taken a conservative approach in valuing this asset and has taken an impairment for the entire purchase price.

Stock-Based Employee Compensation

The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $130,000 and $674,339 in compensation expense during the year ended December 31, 2007 and 2006, respectively.  Such amount is included general and administrative expenses on the statement of operations.

Concentration of Credit Risk

The Company has been subject to significant risks in the normal course of business with its container financing business being concentrated with one customer. The Company does at times have cash in excess of the federal insurable limits.

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

Net Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”) that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. The Company does not have any quantifiable common stock equivalents outstanding as the warrants attributed to the convertible debt are priced and calculated only upon conversion of the related convertible debt. Once such convertible debt may be converted and the number of warrants are determined, we will determine if the inclusion of such warrants would be anti-dilutive, if so, such warrants would be excluded from the computation of earnings per share. We have excluded the 5,975,000 pledged shares issued, from the computation of earnings per share. See Convertible Debt note.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 and 2007

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Accounting Estimates

Management uses estimates and assumptions in preparing the Company’s consolidated financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The reserves on the Company’s related party receivables could change in the near future.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2007. The Company considers the carrying value of accounts receivable, net of reserves, accounts payable and accrued expenses in the consolidated financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded related party assets and liabilities.

Recent Accounting Pronouncements

FASB 157 - Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, rather it applies under existing accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which will be the Company’s fiscal year 2008. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

SAB 108 - Considering the Effects of Prior Year Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108) “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on quantifying financial statement misstatements, including the effects of prior year errors on current year financial statements. SAB 108 is effective for fiscal years beginning after November 15, 2006, which will be the Company’s fiscal year 2007.

FASB 141(revised 2007) – Business Combinations

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 and 2007

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted, unless any contemplated acquisitions occur in the near future.

All other new accounting pronouncements have deemed not relevant, as a result the adoption of these other new accounting pronouncement is not expected to have any impact once adopted.

NOTE 2 - FURNITURE AND EQUIPMENT

At December 31, 2007, furniture and equipment consisted of the following:

Description	Amount
Office furniture and equipment	$9,191
Less: accumulated depreciation	(3,524)
Property and equipment, net	$5,666

Depreciation expense charged to operations totaled $2,138 and $770 in 2007 and 2006, respectively.

NOTE 3 - LICENSE AGREEMENT

In November 2006, as amended in February 2007, the Company acquired for $385,000 an exclusive license agreement to provide e-commerce transaction processing through a proprietary ‘bank-grade’ electronic-vault and electronic-wallet based payment processing system (the “Envoii System”).

In addition, $15,000 was prepaid as an annual maintenance fee with regard to this electronic payment processing system, upon the purchase of the license agreement. Once such system is placed in service, the annual maintenance fee will be amortized over one year.

We currently anticipate the Envoii System to be placed in service by November 1, 2008 depending upon our ability to secure needed financing, of which no assurances are given.

We have recorded a full reserve of $400,000 against the license and prepaid maintenance fees, as we are currently unable to predict any reliable cash flow from the implementation of the Envoii System. This license agreement is for a two-year term, with an additional automatic twelve-month renewal, unless either party terminates such agreement for any reason.

In addition to the consideration paid for the purchase of such license agreement, royalties are required to be paid at $0.20 per transaction or 20% of the gross transaction, whichever is less, excluding micropayment transactions. The Company has guaranteed minimum royalties to be paid in the amount of $50,000 in year three starting November 1, 2008, $100,000 for year four and $250,000 for each year thereafter in order to keep exclusivity terms under this license agreement.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 and 2007

NOTE 4 - NOTES PAYABLE and NOTES RECEIVABLE

Investor Notes Payable

During 2005 the Company issued seventeen (17) short-term notes (average 90-days) with a specific rate of return to acquire funds to invest in high yield activities (e.g. Container financing/investment). As of December 31, 2007, the Company’s short-term notes payable relating to its previous container financing business total $1,410,000. The Company has also accrued $563,264 interest on these notes. All seventeen Notes are in default and are accruing interest at the rate of 18% per annum.

During February 2007, the Company offered to the holders of its container financing notes the option to convert into equity. In February the Company exchanged $819,644 worth of principal, accrued interest, and profit participation debt into 2,457,000 shares if its restricted common stock, 2,457,000 warrants exercisable at $.10, and 2,457,000 warrants exercisable at $.50.

Promissory Notes

On June 11, 2007 the Company entered into a promissory note for $50,000. Terms are 180 days at 14% interest with interest to be paid quarterly. Lender has the option to convert principal into 2,000,000 shares of Company stock. Interest will still be payable. The note continues to accrue interest at 14% per annum with interest to be paid quarterly. The Company is in default on its note payments. The lender has not exercised their right to convert to common shares of the Company.

During the fourth quarter of  2007 the Company entered into three promissory notes totaling $65,000. Terms are for 24 months at 10% interest per annum with interest to be paid quarterly.

Secured Convertible Notes Payable

During September and October 2006, (“Funding” dates) we issued in a private offering, $597,500 aggregate principal amount of secured convertible notes (“Convertible Notes”) with $400,000 due September 26, 2007, $100,000 due October 30, 2007, and $ 97,500 due October 31, 2007.

The Convertible Notes, bear interest at 10% per annum, are convertible as follows: at any time, 90 days after funding is complete, but prior to repayment of all amounts due as provided under the Convertible Notes, all or any portion of the principal amount of the note shall be convertible at the option of the lender into fully paid and non-assessable shares of the Company’s common stock. The number of common shares of the Company that a Convertible Note holder (“Lender”) shall be entitled to receive upon conversion shall be equal to the number attained by dividing the principal, including accrued interest, pursuant to the Convertible Note by the conversion price. The conversion price is the lesser of $.10 per share, or one of the following times 60%:

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

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 and 2007

NOTE 4 - NOTES PAYABLE and NOTES RECEIVABLE - continued

The Convertible Notes and related agreements provide, among other things, for the following as to each Convertible Note:

The Company may elect to make principal and interest payments in freely tradable shares in lieu of cash. The Company’s right to make such payment in shares in lieu of cash can only be made if the volume weighted average price of the Company’s common stock has been trading at a price of $0.25 or above per share for 10 consecutive days prior to the date of the payment date and the average daily trading volume is at least 15 times the number of shares to be so issued as payment.

At any time 90 days after funding is complete, but subject to customary equity conditions, the Company may at any time, upon 30 days written notice, prepay all of the outstanding Convertible Notes on a pro-rata basis at 110% of the outstanding principal balance only after the Convertible Note has amortized one year.

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

If the Company raises money at a lower price than the Lender has purchased the shares, upon conversion of such Convertible Note, then the Company will re-price the Lender’s shares and warrants to that price. The Lender has the right of first refusal of any financing for eighteen (18) months after the Funding. The Lender will be notified prior to any other financing and have an option to respond with competitive financing terms upon notification. The Company will not raise any capital below 10 cents per share.

Notwithstanding anything herein to the contrary, the Company will be allowed to raise additional capital to complete its $1.5 million contemplated fund-raising.

The Company shall file a Registration Statement with the U.S. Securities and Exchange Commission (“the Commission”) in order to register the common shares issuable upon conversion of the Convertible Note within sixty (60) calendar days after the Funding Date (the “Filing Date”), and use its best efforts to cause, such registration statement, to be declared effective not later than one hundred and twenty (120) calendar days after the Funding Date (the “Effective Date”). The Company will register not less than a number of shares of common stock in the aforedescribed registration statement that is equal to 175% of the common shares issuable upon conversion of all of the Collateral, and 100% of the warrant shares issuable upon exercise of the warrants (collectively the “Registrable Securities”). The Registrable Securities shall be reserved and set aside exclusively for the benefit of the Lender, and not issued, employed or reserved for anyone other than the Lender. The Registration Statement will immediately be amended or additional registration statements will be immediately filed by the Company as necessary to register additional shares of common stock to allow the public resale of all common stock included in and issuable by virtue of the Registrable Securities. Except with the written consent of the Lender, or as described on Schedule 11.1, no securities of the Company other than the Registrable Securities will be included in the Registration Statement. It shall be deemed a Non-Registration Event if, at any time after the date the Registration Statement is declared effective by the Commission, the Company has registered for unrestricted resale on behalf of the Lenders fewer than 125% of the amount of common shares issuable upon full conversion of all sums due hereunder and 100% of the warrant shares issuable upon exercise of the warrants.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 and 2007

NOTE 4 - NOTES PAYABLE and NOTES RECEIVABLE - continued

The Company and the Lender agree that the Lender upon conversion of the Convertible Notes to common shares will suffer damages if the Registration Statement is not filed by the Filing Date and not declared effective by the Commission by the Effective Date, and it would not be feasible to ascertain the extent of such damages with precision. Accordingly, if (A) the Registration Statement is not filed on or before the Filing Date, (B) is not declared effective on or before the Effective Date, (C) due to the action or inaction of the Company, the Registration Statement is not declared effective within 3 business days after receipt by the Company or its attorneys of a written or oral communication from the Commission that the Registration Statement will not be reviewed or that the Commission has no further comments, (D) if the registration statement is not filed within 60 days after written request of the Lender, or is not declared effective within 120 days after such written request, or (E) any registration statement is filed and declared effective but shall thereafter cease to be effective without being succeeded within 15 business days by an effective replacement or amended registration statement or for a period of time which shall exceed 30 days in the aggregate per year (defined as a period of 365 days commencing on the Actual Effective Date (each such event referred to in clauses (A) through (E) herein as a “Non-Registration Event”), then the Company shall deliver to the Lender of Registrable Securities, as liquidated damages (“Liquidated Damages”), an amount equal to 5% for each 30 days or part thereof of the face amount hereof. Liquidated Damages payable in connection with a Non-Registration Event described in clause (B) above shall accrue from the 180th calendar day after the Closing Date. The Company must pay the Liquidated Damages in cash, except that the Lender may elect that such Liquidated Damages to be paid with shares of common stock with such shares valued at sixty percent (60%) of the Conversion Price in effect on each thirtieth day or sooner date upon which Liquidated Damages have accrued. The Liquidated Damages must be paid within 10 days after the end of each thirty (30) day period or shorter part thereof for which Liquidated Damages are payable. In the event a Registration Statement is filed by the Filing Date but is withdrawn prior to being declared effective by the Commission, then such Registration Statement will be deemed to have not been filed. All oral or written comments received from the Commission relating to the Registration Statement must be adequately responded to within 30 days in connection with the initial filing of the Registration Statement and within 10 business days in connection with amendments to the Registration Statement after receipt of such comments from the Commission. Failure to timely respond to Commission comments is a Non-Registration Event for which Liquidated Damages shall accrue and be payable by the Maker to the Lenders of Registrable Securities at the same rate set forth above. Notwithstanding the foregoing, the Company shall not be liable to the Lender under Section 11.4 for any events or delays occurring as a consequence of the acts or omissions of the Lender contrary to the obligations undertaken by Lender in this Agreement.

Liquidated Damages will neither accrue nor be payable pursuant to Section 11.4 nor will a Non-Registration Event be deemed to have occurred for times during which Registrable Securities are transferable by the Lender of Registrable Securities pursuant to Rule 144(k) under the Securities Act of 1933, as ammended.

In addition to any other rights available to Lender, if the Company fails to deliver to Lender unlegended shares as required pursuant to the Agreement, within seven (7) business days after the unlegended shares delivery date and the Lender purchases (in an open market transaction or otherwise) shares of common stock to deliver in satisfaction of a sale by Lender of the shares of common stock which the Lender was entitled to receive from the Company (a “Buy-In”), then the Company shall pay in cash to the Lender (in addition to any remedies available to or elected by the Lender) the amount by which (A) the Lender’s total purchase price (including brokerage commissions, if any) for the shares of common stock so purchased exceeds (B) the aggregate purchase price of the shares of common stock delivered to the Company for reissuance as unlegended shares together with interest thereon at a rate of 15% per annum, accruing until such amount and any accrued interest thereon is paid in full (which amount shall be paid as liquidated damages and not as a penalty). For example, if Lender purchases shares of common stock having a total purchase price of $11,000 to cover a Buy-In with respect to $10,000 of purchase price of shares of common stock delivered to the Company for reissuance as unlegended shares, the Company shall be required to pay the Lender $1,000, plus interest. The Lender shall provide the Company written notice indicating the amounts payable to the Lender in respect of the Buy-In.

The Company shall pay to Lender, at Closing, a fixed non-accountable allowance to cover due diligence expenses of $1,500, plus 1.25% of the total amount invested pursuant to each Closing. At the election of the Lender, or its designees, any or all of the foregoing compensation and expense allowances can be taken in kind, pursuant to the same terms and conditions as that of an investment herein, for a like amount. Of the amounts advanced by the Lender to the Company, 10% will be paid directly to Brass Bulls, Corp. on the Company’s behalf, as a finder’s fee. This will be the Company’s expense and thus reduce the amount otherwise payable to the Company. The Company has recorded $62,875 of fees attributed to this financing, as deferred financing fees and will be expensed ratably over the term of the Convertible Notes. There was $3,495 of amortization recorded for the year ended December 31, 2006, attributed to these deferred financing fees. The balance was expensed in 2007.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 and 2007

NOTE 4 - NOTES PAYABLE and NOTES RECEIVABLE - continued

The Lender or its designee, shall also be entitled to a commission of 5% of any and all amounts received, directly or indirectly, by the Company and/or its principals as a consequence of a merger, license or any other similar arrangement or remuneration as a consequence of the efforts of the Lender or its designee or agent.

In connection with the issuance of the Convertible Notes, the Company issued 5-year warrants to purchase an amount of Company stock up to a limit of 30% of the principal amount of the note. The exercise price of the warrants is equal to 300% of the conversion price of the Convertible Note.

The Company recognized a debt discount of $ 540,039 at the date of issuance of the Convertible Notes. The debt discount of $540,039 is comprised of $69,605 for the detachable warrants and $470,434 for the beneficial conversion features of the Convertible Notes. The beneficial conversion features were recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments and EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The debt discount is recognized over the term of the Convertible Notes of one year. There was $65,065 of amortization recorded for the year ended December 31, 2006, attributed to this debt discount. The balance was expensed in 2007.

Notes Receivable

On August 31, 2007 the Company sold its interest in the “All In Mall” to Goldmill Productions, LLC (“Goldmill”) for the sum of $75,000. Payments were to be made in 24 monthly payments of $3,125 beginning no later than December 1, 2007. Goldmill is currently in default on said payments to the Company. As a result of the note being in default the Company has recorded a full reserve of $75,000. The Company has not received any of the scheduled payments as of March 31, 2008.

NOTE 5 - DERVATIVE AND LIQUIDATING LIABILITES

During the year ended 2007, the Company recognized derivative liabilities in the amount of $776,816 pursuant to EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and $169,375 of liquidating damages liabilities pursuant to Financial Accounting Standards Board Staff Position - FSP No. EITF 00-19-2, Accounting for Registration Payment Arrangements, all attributed to the terms of the Convertible Notes. A derivative liability was required to be recorded fundamentally due to the nature of the conversion terms, provide that the Company could potentially be in the position of delivering more shares than the Company has authorized to issue for the satisfaction of the conversion of the Convertible Notes and the exercise of the related warrants. Due to the nature of calculating the amount of warrants to issue and the exercise price, the Company is in the position of issuing another 10% more shares over the shares issued for the conversion of the Convertible Notes.

The Liquidating Damages liability relates to the recognition of an expense for the anticipated failure by the Company to comply with certain registration rights held by the holders of the Convertible Notes and obtain an effective registration of the required shares issuable upon conversion of the Convertible Notes and the exercise of related the warrants, described earlier. We have recorded the maximum anticipated penalties to be incurred for the failure to register the required common shares potentially issuable for the conversion of the Convertible Notes and the exercise of the warrants, through September 26, 2007, the maturity date of the first installment of such Convertible Notes. The penalty calculated was based on 5% of the outstanding Convertible Notes, commencing on 180 days from the date of such Convertible Note agreements executed, through September 26, 2007. An expense has been recorded for the increase in the derivative liability during the year in the amount of $83,313 as a cost of maintaining such debt arrangements, as the terms of such debt arrangements are overly burdensome. There are no maximum penalty terms for the failure to obtain an effective Registration.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 and 2007

NOTE 5 - DERVATIVE AND LIQUIDATING LIABILITES - continued

The fair value of the total derivative liabilities recorded of $946,191 as of December 31, 2007 is comprised of two components, one component of the liability estimated of $776,816 attributed to the Convertible Notes conversion factor of 60% of market, but not more than $0.10 and another component of the liability estimated to be $169,375, attributed the warrants exercise price to be 300% of the conversion price, once fixed. A revaluation of the derivative liabilities as of December 31, 2006 for their fair value, was performed with a lower estimate being derived of $647,761, as such change is less than 10% no change to the recorded estimate was made, primarily due to the high volatility of the stock price and the short amount of time transpired since the date of issuance of such Convertible Notes. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed as follows;

	Convertible Note into Shares	Exercise of Warrants
Market Price of Stock	$0.04	$0.03
Exercise Price	$0.024	$0.072
Term	Half Year	4.5 Years
Volatility	252%	136%
Risk Free Rate	2.78%	2.78%
Number of Shares Assumed Issuable	24,895,833	2,489,583

NOTE 6 - EQUITY TRANSACTIONS

Common Stock

On November 22, 2004, 12 To 20 Plus, Inc. entered into a share exchange agreement with Secured Financial Network, Inc. pursuant to which an aggregate of 14,737,343 shares of the Company’s common stock were issued, representing 94% of the 15,693,478 shares of common stock outstanding after the closing. For accounting purposes, the transaction is reflected as if the 12 To 20 Plus, Inc. was acquired by Secured Financial Network Inc. with the business of Secured Financial Network Inc. being the successor entity. The acquisition was accounted for as a recapitalization of the predecessor entity Secured Financial Network, Inc. with the management of the predecessor entity Secured Financial Network, Inc. controlling and operating the Company after the acquisition date. The financial statements presented primarily represent the operations of Secured Financial Network, Inc. from its inception date, November 10, 2004, to the share exchange date. In addition, the capital structure of Secured Financial Network, Inc. has been recapitalized to account for the equity structure subsequent to the acquisition as if Secured Financial Network, Inc. had been the issuer of the common stock for all periods presented.

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share.

In 2004, the Company created an employees and consultants stock plan, called “2004 Employees/Consultants Common Stock Compensation Plan” (the “Plan”). The plan is authorized to issue up to 10,000,000 shares of common stock to employees and consultants.

During 2006, the following equity transactions occurred:

During the past two years we sold the following securities under the Securities Act of 1933, as amended (the “Securities Act”) based upon the limited number of offerees, their relationship to the Company, the number of shares of securities offered, the size of the offering, and the number of such offerings.

The Company had $37,300 in third party debts converted into 729,166 shares of common stock at share prices ranging from $0.045 to $0.57

The Company issued 4,524,307 shares of common stock during the year for services valued at $674,339, at share prices ranging from $0.03 to $0.13 per share, which was at the then market price of the trading stock of the Company.

The Company sold 145,000 shares of common stock for $28,000 at share prices ranging from $0.15 to $0.20.

In September 2006, the Company executed a purchase agreement to purchase Virtual Payment Solutions, LLC. The purchase price includes $400,000 cash payments, issue of 5,000,000 common shares and the issue of 2,000,000 preferred shares that will pay a 7% dividend and have a conversion feature that allows conversion into $2,000,000 worth of common stock after 12 months or upon sale of the company. The Company made a deposit of $150,000 during the second quarter of 2006 and closed the purchase effective October 6, 2006. This agreement to purchase the entity Virtual Payment Solutions, LLC was rescinded.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 and 2007

NOTE 6 - EQUITY TRANSACTIONS - continued

On February 15th, 2007, the Company rescinded its acquisition of Virtual Payment Solutions, LLC, as the company was not auditable. The Company renegotiated the cash paid of $400,000 as follows; $385,000 for the purchase of a license agreement and the purchase of the names “Virtual Payment Solutions” and domain names “Virtual Payment Solutions.com and .net” and $15,000 for the first year maintenance fee beginning once the software is operable. As of December 31, 2006 the software was not operable. The common shares and preferred shares were not recorded as outstanding as the acquisition of Virtual Payment Solutions, LLC entity was rescinded. The 5,000,000 shares of the Company’s stock were returned to the Company and were cancelled.

In 2006 the Company issued 5,975,000 of restricted shares as collateral pursuant to the terms of the Convertible Notes. See Note 6 - Secured Convertible Notes Payable for further discussions.

During 2007, the following equity transactions occurred:

In 2007, the Company sold 3,000,000 shares of common stock for cash totaling of $150,000 at share prices ranging from $0.05 to $0.09.

In 2007, the Company issued 2,457,000 shares of its common stock to retire debt totaling $819,644. The 2,457,000 shares were issued to 13 Container Note Holders in exchange for their notes payable and associated interest due them from the Company.

In 2007, the Company issued 1,866,666 shares of its common stock in exchange for $80,000 of services and accrued compensation at share prices ranging from $0.02 to $0.07.

On June 11, 2007 the Company entered into a promissory note in the amount of $50,000. The principal of this note is convertible, at the option of the note holder into 2,000,000 shares of the Company’s common stock and was issued 350,000 shares of common stock with this debt issuance. The combination of the debt discount and the beneficial conversion rights was valued at $50,000 and expensed

NOTE 7 - INCOME TAXES

The provisions for income taxes for the year ended December 31, 2007 and 2006 consisted of the following:

	Year Ended
	December 31, 2007	December 31, 2006
Income tax attributable to:
Federal	$(587,000)	$(758,000)
State tax benefits	(84,000)	(108,000)
Permanent Timing Differences – Beneficial conversion features, equity based compensation, derivative expense	355,000	829,000
Change in valuation allowance	316,000	37,000
Net amount	$—	$—

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 and 2007

NOTE 7 - INCOME TAXES - continued

The cumulative tax effect at the expected rate of 40% of significant items comprising our net federal and satate deferred tax amount is as follows:

December 31, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$1,726,000
Intangible writeoff	160,000
Accounts receivable allowance	30,000
Net deferred tax asset	$1,916,000
Valuation allowance	(1,916,000)
Net deferred asset	$-0-

At December 31, 2007, we had an unused net operating loss carryover approximating $4,800,000 that is available to offset future taxable income; it expires beginning in 2023 through 2027. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership. The Company has not performed such an evaluation to determine whether the net operating loss carryforwards have been limited, but we believe the net operating loss carryforwards prior to the merger on January 11, 2005 approximating $800,000 are limited to the extent they are virtually not usable.

The valuation of the deferred tax asset increased by approximately $126,000 for 2007, while the temporary differences increased by $190,000.

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Company’s ability to utilize its net operating loss carry forwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

The Company has not filed its federal or state income tax returns for several years due to its limited financial resources.

NOTE 8 - RELATED PARTY TRANSACTIONS

Michael Fasci received 500,000 shares of Rule 144 restricted Company stock valued at $10,000 related to his employment agreement, with a base salary of $72,000, effective August 1, 2007.

David Rappa received 500,000 shares of Rule 144 restricted Company stock valued at $15,000 related to his employment agreement, with a base salary of $72,000, effective September 1, 2007. Such employment agreement also requires the payment of commissions on gross profit ranging from 1% to 13%, depending on the origination of sales generated.

Jeffery Schultz received 500,000 shares of Rule 144 restricted Company stock valued at $35,000 related to his employment agreement, with a base salary of $120,000, effective October 1, 2007.

During 2007 and 2006, the Company advanced funds to the CEO, periodically, during each year. The balances outstanding as of December 31, 2007 and 2006, were $9,333 and $12,404 respectively. These loans made to Mr. Schultz may be deemed to be in violation of Section 402 of the Sarbanes Oxley Act of 2002.

NOTE 9 - LEASE COMMITMENTS

The Company currently leases its office space with a 36-month term lease expiring at October 31, 2010 at a rate of $2,160 per month.

The Company incurred rent expense of $4,212 and $6,858, for the years ended December 31, 2007 and 2006, respectively.

NOTE 10 - SUBSEQUENT EVENTS

On March 25, 2008, a creditor of the Company as of December 31, 2007 gave full credit to the Company for a $7,500 balance in exchange for not pursuing legal action against said creditor.

On March 25, 2008, a creditor of the Company exchanged a $200,000 convertible note, accrued interest of $24,233, and an option to purchase Company stock via a warrant agreement that was part of the convertible note in exchange for a total of 3,000,000 shares of the Company’s common stock. Two million shares were previously held in escrow as collateral for the loan and 1,000,000 additional shares were issued.

On March 25, 2008, a creditor of the Company exchanged a $100,000 convertible note, accrued interest of $12,112, and an option to purchase Company stock pursuant to a warrant agreement that was part of the convertible note in exchange for a total of 1,500,000 shares of the Company’s common stock. One million shares were previously held in escrow as collateral for the loan and another 500,000 additional shares were issued.

Item 8.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 3, 2006 we were notified verbally by Shelley International, CPA (“Shelley”) that they were resigning as our independent auditors. Shelley audited our financial statements for our two fiscal years ended December 31, 2005 and 2004. Shelley’s reports on the financial statements for those fiscal years did not contain an adverse opinion or disclaimer of opinion and were not otherwise qualified or modified as to any uncertainty (except as to raise doubt about our ability to remain a going concern), audit scope or accounting principles. During those two fiscal years and also during the subsequent period through the date of Shelley’s resignation as indicated above: (1) there were no disagreements between us and Shelley on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure; and (2) Shelley provided no advice to us that (i) internal controls necessary to develop reliable financial statements did not exist, (ii) information had come to the attention of Shelley which made it unwilling to rely on management’s representations, or unwilling to be associated with the financial statements prepared by management, or (iii) the scope of the audit should be expanded significantly, or information had come to the attention of Shelley that it concluded will, or if further investigated might, materially impact the fairness or reliability of a previously issued audit report or the underlying financial statements, or the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent audited financial statements.

On March 7, 2006, we formally appointed Moore & Company (“Moore”) as our independent auditors. The decision to engage Moore was recommended by management and approved by our board of directors.

During our two fiscal years ended December 31, 2005, and also during the subsequent interim period through the date of Shelley’s resignation, we did not consult with Moore regarding the application of accounting principles to a specified completed or contemplated transaction, or the type of opinion that might be rendered regarding our financial statements, nor did we consult Moore with respect to any accounting disagreement or any reportable event at any time prior to the appointment of that firm.

On December 14, 2006, we engaged Sherb & Co., LLC (“Sherb”) as our new principal independent accountants with the approval of our Board of Directors. Accordingly, on December 14, 2006, Moore resigned as our independent accountants. Moore had acted as our principal independent accountant since March 7, 2006.

During our two fiscal years ended December 31, 2005, and the subsequent interim period through December 14, 2006  the date of Moore’s resignation and the date of Sherb’s appointment, there were no disagreements with Moore on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

In connection with our two fiscal years ended December 31, 2005 and 2004 and the subsequent interim period through December 14, 2006, Sherb was not consulted on any matter relating to accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements. In connection with our two fiscal years ended December 31, 2005 and the subsequent interim period through December 14, 2006, preceding the change in accountants, Sherb did not provide any written or oral advice that was an important factor considered by it in reaching any decision as to the accounting, auditing or financial reporting issues.

During our two most recent fiscal years ended December 31, 2007 and 2006, and the subsequent interim period through March 31, 2008, there were no disagreements with Sherb & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

In connection with our two most recent fiscal years ended December 31, 2007 and 2006 and the subsequent interim period through March 31, 2008, Sherb was not consulted on any matter relating to accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements. In connection with our two most recent fiscal years ended December 31, 2007 and 2006 and the subsequent interim period through March 31, 2008, Sherb did not provide any written or oral advice that was an important factor considered by it in reaching any decision as to the accounting, auditing or financial reporting issues.

Item 8A(T).	Controls and Procedures

(a) Management’s Annual Report on Internal Control Over Financial Reporting. The management of Secured Financial Networks, Inc., is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Under the supervision and with the participation of our senior management, consisting of Jeffrey Schultz, our Principal Executive Officer and Michael Fasci, our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Item 8A(T).	Controls and Procedures - continued

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by Generally Accepted Accounting Principles (GAAP).  Based on this evaluation, our management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective based on those criteria.  The following material weaknesses were identified from our evaluation:

Due to the small size and limited financial resources, the Company’s CFO and PEO are the only individuals involved in the accounting and financial reporting. Furthermore, our CEO performs his duties in FL while our PEO performs his in MA. As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of the same individual, our CFO.  Usually, this lack of segregation of duties represents a material weakness; however, to remedy the matter, the Company plans to hire additional in-house accounting personnel in FL as we expect sales in the short-term to reach levels where it is warranted. This will allow our CFO to spend more time performing high end accounting duties and make better use of his time. The PEO and CFO (who also comprise the Board of Directors) examine and approve all cash transactions. We will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 8B.	Other Information.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

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

Names of Current Executive Officers and Directors	Age	Position	Date of Appointment
Jeffrey L. Schultz	57	Director/CEO/President	January 19, 2005
Michael Fasci	49	Director/CFO *	January 19, 2006

 *Appointed CFO August 1, 2006

Jeffrey L. Schultz is President/CEO/Director, 56, most recently served as Vice President of Sales and Marketing for InteleTech Corporation from January through November of 2004. From July of 2002 until December of 2003 Mr. Schultz acted as a consultant to various companies involved in the plastic printing and card issuance industries. From February of 2001 until July of 2002 Mr. Schultz was Director of Business Development for Continental Plastic Card Co. coordinating the financial and sales restructuring of the company and setting in motion a business plan for 2002, which made Continental Plastic profitable. Continental Plastic was in the top 10 plastic card printers in the USA. Prior to 2001 Mr. Schultz was the President of Strategic Funding, Inc. that since its inception in 1996, had been instrumental in providing consulting to various private and public companies and raised in excess of $20 million in capital. From 1990 until 1996 Mr. Schultz was the founder, an officer, and director of Aqua Care Systems, Inc., a manufacture of residential, commercial, industrial, and wastewater treatment plants. Aqua Care Systems became a public company in October 1993 after a successful NASDAQ offering. Mr. Schultz graduated with a B.A. Degree from Wayne State University in Detroit, Michigan in 1972. A copy of Mr. Schultz’s employment agreement is filed as an exhibit to this filing.

Michael E. Fasci Sr. EA, 49, is the founder, president, and CEO of Process Engineering Services, Inc., which has its principal executive offices located in East Freetown, MA. Process Engineering Services, Inc. designs and manufactures pollution recovery equipment primarily for the manufacturing industry with clients worldwide. In 1997, Mr. Fasci qualified for, and currently maintains Enrolled Agent status with the Internal Revenue Service. He also has developed a financial consulting and tax practice that serves primarily corporate clients. Mr. Fasci also currently owns and manages a number of other small businesses. Mr. Fasci has previously served on the Board of Directors of other publicly traded companies. He has successfully served in capacities including Chairman, President, CFO, and Audit Committee Chairman. A copy of Michael Fasci’s employment agreement was filed with the 3Q07 10-QSB as an exhibit and is hereto referenced.

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act. - continued

No current director, person nominated to become a director, executive officer, promoter or control person of the Company has, within the past five years:

•
had any bankruptcy petition filed by or against any business or which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Director Fees

We currently pay director fees to our directors, and may compensate outside directors at a reasonable fee to be determined for meetings attended ..

Nominations to the Board of Directors

There have been no changes to the procedures by which security holders may recommend nominees to our board of directors.

Code of Ethics

We have not as of yet adopted a code of ethics due to the small size of the Company.  In the event the Company materially increases in size, management intends to consider the need for a code of ethics.

Audit Committee

The Company does not currently have an independent audit committee.  the two members of the Board of Directors are currently acting as the audit committee.  The Company does have an "audit committee financial expert" as such term is defined in rules and regulations of the SEC, serving on the Board of Directors.  Mr. Michael Fasci, who also serves as the Company's CFO, qualifies as an "audit committee financial expert."

Item 9B.	Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and person who own more than 10% of our Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission. All of the aforesaid persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. No significant changes in the holdings of any officer, director or other person took place and therefore, no other reports were required to be filed.

Item 10.	Executive Compensation

The following table sets forth certain information concerning the compensation paid by the Company for services rendered in all capacities to the Company from January 1, 2005, through the current fiscal year ended December 31, 2007, of all officers and directors of the Company.

Name and Principal
Positions at 12/31/07	Year	Salary	Stock Awards		Total
Jeffrey L. Schultz	2007	$120,000	$35,000	(a)	$155,000
Director/President	2006	$78,000	$32,500	(b)	$110,500
	2005	$169,808	$150,000		$319,808

Michael E. Fasci	2007	$72,000	$10,000	(c)	$82,000
Director/CFO	2006	$30,000	$122,500	(d)	$152,500
	2005	-0-	-0-		-0-

Steven F. Burg (g)	2007	-0-	-0-		-0-
Director/Secretary	2006	-0-	$126,000	(e)	$126,000
	2005	-0-	$300,000	(f)	$300,000

(a)	As Part of Employment Agreement - Rule 144 Stock - 500K shares @ $.07/shr.
(b)	As Part of Employment Agreement - Rule 144 Stock - 500K shares @ $.065/shr.
(c)	As Part of Employment Agreement - Rule 144 Stock - 500K shares @ $.02/shr.
(d)	As Part of Employment Agreement - Rule 144 Stock - 500K shares @ $.045/shr. & 2006 Director Fee - Rule 144 Stock - 250K shares @ $.40/shr.
(e)	Consulting Fees - Rule 144 Stock - 150,000 shares @ $.52 & 150,000 shares @ $.32
(f)	Director Fee & Consulting Fee - Rule 133 Stock - 750,000 shares @ $.40/share
(g)	Steven F. Burg resigned as a Director on May 4, 2007

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of December 31, 2007, certain information with respect to the beneficial ownership of our common stock by (i) each director and officer of the Company, (ii) each person known to the Company to be the beneficial owner of 5% or more of the outstanding shares of common stock, with such person’s address, and (iii) all of the directors and officers as a group. Unless otherwise indicated, the person or entity listed in the table is the beneficial owner of the shares and has sole voting and investment power with respect to the shares indicated.

Name of Beneficial Owner	Shares Beneficially
or Name of Officer or Director	Owned (1)	Percent
Jeffrey L. Schultz	5,811,640	15.0%
Director/President/CEO

Michael Fasci	2,000,000	5.2%
Director/CFO

KFG Financial Services, LLC	2,000,000(2)	5.2%
777 Main Street - Suite 758
Sarasota, FL 34236

The Melanie S. Altholtz Irrevocable Trust	3,000,000	7.8%
1800 2nd Street – Suite 758	3,828,849(2)	9.9%
Sarasota, FL 34236

The Nutmeg Group, LLC	3,828,849(2)	9.9%
3346 Commercial
Northbrook, IL 60062

Richard E. Goulding M.D.	3,828,849(2)	9.9%
817 Hogan Way
Melbourne, FL 32940

Brian Corday	4,780,597	12.4%
415 Cullingworth Drive
Alpharetta, GA 30022

HEB, LLC	4,715,950	12.2%
2225 E. Randol Mill Road, Suite 305
Arlington, TX 76011

Total Director/Officer (2 Persons)	7,811,640	20.2%

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise noted, such person has sole voting, investment, and dispositive power.

(2)  Has the right to acquire as per terms of convertible notes with the Company, subject to the terms and conditions therein.

There is no arrangement or understanding currently known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control in the Company.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

The directors named above will serve until the next annual meeting of the Company's shareholders.  Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting.  Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement.  There is no arrangement or understanding between any of the directors or officers of the Company and any other persons pursuant to which any director or officer was or is to be selected as a director or officer.

Jeffrey L. Schultz who is our CEO, President, & director may be deemed to be a promoter of the Company.

Michael Fasci received 500,000 shares of Rule 144 Restricted Company stock valued at $10,000 related to his employment agreement effective August 2, 2007. Employment Agreement between the Company and Michael Fasci, incorporated by reference as Exhibit # 10.2 of Form 10-QSB for the quarter ended September 30, 2007 filed with the Commission on November 14, 2007.

David Rappa received 500,000 shares of Rule 144 Restricted Company stock valued at $15,000 related to his employment agreeement effective September 1, 2007. Employment Agreement between the Company and David Rappa, incorporated by reference as Exhibit # 10.4 of Form 10-QSB for the quarter ended September 30, 2007 filed with the Commission on November 14, 2007.

Jeffery Schultz received 500,000 shares of Rule 144 Restricted Company stock valued at $35,000 related to his employment agreement effective October 1, 2007. Employment Agreement between the Company and Jeff Schultz, incorporated by reference as Exhibit # 10.1 to this filing

During 2007 and 2006, the Company advanced funds to the CEO, periodically, during each year. The balances outstanding as of December 31, 2007 and 2006, were $9,333 and $12,404 respectively. These loans made to Mr. Schultz may be deemed to be in violation of Section 402 of the Sarbanes Oxley Act of 2002.

Item 13.	Exhibits.

Exhibit No.	Description

10.1	Jeffrey Schultz Employment Agreement

10.2	12/7/07 promissory note

10.3	12/31/07 promissory note

31.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of Chief Financial Officer as Required by Rule 13a-14(a)/15d-14

32.1
Certificate of Principal Executive Officer and Chief Financial Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

Item 14.	Principal Accounting Fees and Services.

Our Board of Directors reviews and approves audit and permissible non-audit services performed by its independent accountants, as well as the fees charged for such services. In our review of non-audit service fees and its appointment of Sherb & Co., LLP as our independent accountants, our Board of Directors considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Sherb & Co., in fiscal year ended December 31, 2007, were approved by our board of directors.

Audit Fees

The aggregate fees billed by Sherb & Co., LLP for professional services for the 2006 audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB for fiscal 2006 were $34,500 net of expenses.

The aggregate fees billed by Sherb & Co., LLP for professional services for the 2007 audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB for fiscal 2007 were $30,500 net of expenses.

Audit-Related Fees

During 2007, as a result of a required restatement of earnings for fiscal year 2006, our auditors were required to perform additional work over and above the scope of work outlined in the engagement letter to perform the 2006 audit. This additional work resulted in additional fees amounting to $ 2,700.

Tax Fees

None

All Other Fees

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.

Date: April 15, 2008	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: Principal Executive Officer

Date: April 15, 2008	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report.

Date: April 15, 2008	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: Director

Date: April 15, 2008	By:	/s/ Michael E. Fasci
Michael E. Fasci
Title: Director