Form 10-Q
period 2008-03-31
SECURED FINANCIAL NETWORK, INC.
filed 2008-05-16
CIK 1100394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

———————
Secured Financial Network, Inc.

(Exact name of registrant as specified in its charter)
———————

Nevada	000-28457	86-0955239
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

1180 SW 36th Avenue
Suite 204
Pompano Beach, Florida 33069

(Address of Principal Executive Office) (Zip Code)

(954) 376-5611

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)
———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.			☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐	Yes	☒	No

The number of outstanding shares of the Registrant’s common stock, $0.001 par value, as of March 31, 2008 was 41,175,247.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash	$-	$15,041
Employee Advances	340	9,333
Inventory - VPS Terminals	9,000	9,000
Prepaid Expenses	-	5,000

Total Current Assets	9,340	38,375

FURNITURE AND EQUIPMENT (NET)	9,856	5,666

OTHER ASSETS
Refundable Deposits	25,170	25,170
Investments Held for Sale	1,600	1,600

Total Other Assets	26,770	26,770

TOTAL ASSETS	$45,966	$70,811

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$91,540	$91,344
Investor Notes Payable - In Default	1,410,000	1,410,000
Accrued Expenses	867,587	839,634
Derivative and Liquidating Liabilities	499,675	946,191
Convertible Notes Payable - In Default	50,000	50,000
Secured Convertible Notes	297,500	597,500

Total Current Liabilities	3,216,302	3,934,668

LONG TERM DEBT	230,200	65,000

STOCKHOLDERS' DEFICIT
Common Stock authorized is 100,000,000
shares at $0.001 par value. Issued and
outstanding on March 31, 2008, 41,175,247
and December 31, 2007, 38,675,247 shares.	41,175	38,675
Additional Paid in Capital	3,385,318	2,517,610
Accumulated Deficit	(6,827,029)	(6,485,142)

Total Stockholders' Deficit	(3,400,536)	(3,928,857)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$45,966	$70,811

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2008	2007

REVENUES
Web Site Development	$-	$15,000
VPS - Gateway	3,046	-

Total Gross Income	3,046	15,000

EXPENSES
Administrative Expenses	152,384	54,913
Professional and Consulting	48,927	39,534
Depreciation and Amortization	535	20,326
Interest Expense	85,730	246,516

Total Expenses	287,576	361,288

Net Loss before other income (expense)	(284,529)	(346,288)

Other Income (expense):
Derivative and Liquidating Expenses	(57,357)	59,038

Net loss before Provision
for Income Taxes	(341,886)	(287,250)

Provision for Income Taxes	-	-

NET LOSS	$(341,886)	$(287,250)

Basic and Diluted
Net Loss per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Shares
Common Shares Outstanding -
basic and diluted	39,925,247	32,814,914

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash Flows From Operating Activities:

Net Loss	$(341,886)	$(287,250)

Adjustments to Net Loss:
Derivative and Liquidating Expenses	57,357	(59,038)
Amortization of Debt Discount and Finance Fees	-	158,325
Depreciation and Amortization	535	20,326
Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:
Changes in Assets and Liabilities:
Prepaid Expense	5,000	6,000
Employee Loans	8,994	(12,303)
Accrued Interest	85,730	74,712
Accrued Expenses	8,558	1,767
Accounts Payable	197	4,079

Net Cash (Used) by Operating Activities	(175,516)	(93,382)

Cash Flows From Investing Activities:

Purchase of Equipment	(4,725)	(3,833)

Net Cash (Used) by Investing Activities	(4,725)	(3,833)

Cash Flows From Financing Activities:
Notes Payable	165,200	-
Proceeds from the sale of Common Stock	-	50,000

Net Cash Provided by Financing Activities	165,200	50,000

Net Change in Cash	(15,041)	(47,215)

Cash and Cash Equivalents - Beginning	15,041	78,486

Cash and Cash Equivalents - Ending	$0	$31,271

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Financing Transactions:
Shares Issued for Services	$30,000	$-
Conversion of Indebtedness for Equity	$840,208	$832,154

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business and History of Company

Secured Financial Network, Inc. (originally Loughran/Go Corporation prior to name change to 12 To 20 Plus, Inc.), was incorporated in April 26, 1996 and changed its name to Secured Financial Network, Inc. (“the Company”) on January 11, 2005. From January 2005 until December 2005 the Company engaged in investment of capital to fund short-term transactions of close-out or distressed container sized products.  From mid-2006, the Company restructured its focus entirely to payment processing and build-out of compliant Payment Gateway connecting merchants to processors and transaction acquiring banks.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended December 31, 2007 and 2006, the Company has incurred net losses of $1,676,894 and $2,166,311 respectively, incurred a net loss for the three months ended March 31, 2008 of $341,886 and a substantial portion of the debt is in default and has a stockholders’ deficit of $3,400,536 as of March 31, 2008. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing but cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Accounts Receivable and Revenue Recognition

Accounts Receivable

The Company estimates an allowance for doubtful accounts, sales returns and allowances based on historical trends and other criteria.  At March 31, 2008 there were no allowances on trade receivables from product sales.  No bad debt expense was incurred during the quarter ending March 31, 2008.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $30,000 and $12,000 in compensation expense during the three months ended March 31, 2008 and 2007  respectively.  Such amount is included general and administrative expenses on the statement of operations.

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

Net Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”) that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. The Company does not have any quantifiable common stock equivalents outstanding as the warrants attributed to the convertible debt are priced and calculated only upon conversion of the related convertible debt. Once such convertible debt may be converted and the number of warrants are determined, we will determine if the inclusion of such warrants would be anti-dilutive, if so, such warrants would be excluded from the computation of earnings per share. We have excluded the 2,975,000 pledged shares issued, from the computation of earnings per share. See Convertible Debt note.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2008. The Company considers the carrying value of accounts receivable, net of reserves, accounts payable and accrued expenses in the consolidated financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded related party assets and liabilities.

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

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

FASB 161 -  Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FASB Statement No. 161, which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of; how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows.

This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Management believes this Statement will have minimal impact on the financial statements of the Company once adopted.

NOTE 2 - FURNITURE AND EQUIPMENT

At March 31, 2008, furniture and equipment consisted of the following:

Description	Amount
Office furniture and equipment	$13,916
Less: accumulated depreciation	(4,060)
Property and equipment, net	$9,856

Depreciation expense charged to operations during the quarter ending March 31, 2008 and 2007 was $535 for each period.

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

NOTE 4 – ACCRUED EXPENSES

Included in accrued expenses is approximately $72,000 of delinquent payroll taxes, interest and penalties from 2005.

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 5 - NOTES PAYABLE and NOTES RECEIVABLE

Investor Notes Payable

During 2005 the Company issued seventeen (17) short-term notes (average 90-days) with a specific rate of return to acquire funds to invest in high yield activities (e.g. Container financing/investment). As of March 31, 2008, the Company’s short-term notes payable relating to its previous container financing business total $1,410,000. The Company has also accrued $563,264 interest on these notes. All seventeen Notes are in default and are accruing interest at the rate of 18% per annum.

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

During the fourth quarter of  2007 the Company issued three promissory notes totaling $65,000. Terms are for 24 months at 10% interest per annum with interest to be paid quarterly. The Company is in default on its interest payments.

During the first quarter of 2008, the Company issued eight promissory notes totaling $165,200. Terms are for 24 months at 10% interest per annum with interest to be paid quarterly. The Company is in default on its interest payments - See Subsequent Events.

Secured Convertible Notes Payable

During the quarter ending March 31, 2008, the Company negotiated a settlement with two of three convertible note holders. This settlement resulted in the conversion of $300,000 of the total $597,500 in outstanding principal debt and $36,335 of the total $72,912 in accrued interest to capital.

As of March 31, 2008, the Company still had $297,500 of outstanding principal and $36,577 accrued interest associated with two remaining convertible notes. The Company is in default of its principal and accrued interest payments on these notes

During September and October 2006, (“Funding” dates) we issued in a private offering, $597,500 aggregate principal amount of secured convertible notes (“Convertible Notes”) with $400,000 due September 26, 2007, $100,000 due October 30, 2007, and $ 97,500 due October 31, 2007.

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

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 5 - NOTES PAYABLE and NOTES RECEIVABLE - continued

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

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 5 - NOTES PAYABLE and NOTES RECEIVABLE - continued

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

NOTE 6 - DERIVATIVE AND LIQUIDATING LIABILITES

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

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 6 - DERIVATIVE AND LIQUIDATING LIABILITES - continued

The Liquidating Damages liability relates to the recognition of an expense for the anticipated failure by the Company to comply with certain registration rights held by the holders of the Convertible Notes and obtain an effective registration of the required shares issuable upon conversion of the Convertible Notes and the exercise of related the warrants, described earlier. We have recorded the maximum anticipated penalties to be incurred for the failure to register the required common shares potentially issuable for the conversion of the Convertible Notes and the exercise of the warrants, through September 26, 2007, the maturity date of the first installment of such Convertible Notes. The penalty calculated was based on 5% of the outstanding Convertible Notes, commencing on 180 days from the date of such Convertible Note agreements executed, through September 26, 2007. An expense has been recorded for the increase in the derivative liability during the three months ended March 31, 2008 in the amount of $57,357 as a cost of maintaining such debt arrangements, as the terms of such debt arrangements are overly burdensome. There are no maximum penalty terms for the failure to obtain an effective Registration.

The fair value of the total derivative liabilities recorded of $499,675 as of March 31, 2008 is comprised of two components, one component of the liability estimated of $415,342 attributed to the Convertible Notes conversion factor of 60% of market, but not more than $0.10 and another component of the liability estimated to be $84,333, attributed the warrants exercise price to be 300% of the conversion price, once fixed

The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the remaining two Nutmeg Convertible Note agreements executed as follows;

	Convertible Note into Shares	Exercise of Warrants
Market Price of Stock	$0.02	$0.02
Exercise Price	$0.012	$0.036
Term	Half Year	4.5 Years
Volatility	266%	266%
Risk Free Rate	2.46%	2.46%
Number of Shares Assumed Issuable	24,791,666	2,479,167

NOTE 7 - EQUITY TRANSACTIONS

Common Stock

During the quarter ending March 31, 2008, the following equity transactions occurred:

During the most recent quarter ending March 31, 2008, we sold the following securities under the Securities Act of 1933, as amended (the “Securities Act”) based upon the limited number of offerees, their relationship to the Company, the number of shares of securities offered, the size of the offering, and the number of such offerings.

On March 6 2008, the Company issued 1,000,000 shares of common stock for services valued at $30,000 at a share price of $0.03.

On March 25, 2008, a creditor of the Company exchanged a $200,000 secured convertible note, accrued interest of $24,233, and an option to purchase Company stock via a warrant agreement that was part of the convertible note in exchange for a total of 3,000,000 shares of the Company’s common stock. Two million shares were previously held in escrow as collateral for the loan and 1,000,000 additional shares were issued.

On March 25, 2008, a creditor of the Company exchanged a $100,000 secured convertible note, accrued interest of $12,112, and an option to purchase Company stock pursuant to a warrant agreement that was part of the convertible note in exchange for a total of 1,500,000 shares of the Company’s common stock. One million shares were previously held in escrow as collateral for the loan and another 500,000 additional shares were issued.

During the quarter ended March 31, 2008, the Company borrowed funds in the aggregate amount of $165,200 from HEB LLC. Terms of these borrowings were 10% per annum interest and repayment of principal by December 31, 2008 - See Subsequent Events.

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 8 - RELATED PARTY TRANSACTIONS

Advances made to the CEO, were repaid during the quarter ended March 31, 2008 in the amount of $8,993.

NOTE 9 - LEASE COMMITMENTS

The Company currently leases its office space with a 36-month term lease expiring at October 31, 2010 at a rate of $2,160 per month.

NOTE 10 - SUBSEQUENT EVENTS

On April 29, 2008, the Company secured a line of credit with Commercial Holding AG (“Commercial Holding”) of Lexington, KY in the amount of $500,000.

Terms of the line of credit include interest payable at the rate of 10% per annum and repayment of principal by December 31, 2008.

As additional consideration for entering into the line of credit, the Company agreed to immediately issue Commercial Holding 2,000,000 shares of restricted Company stock and a warrant to purchase 1,000,000 shares of common stock.

The line of credit included the assumption of $172,700 in notes due to HEB, LLC resulting in net new funds available in the amount of $327,300.

Both the Credit & Loan Agreement and the Security Agreement are attached to this filing as exhibits.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a discussion and analysis of our financial condition and results of operations for the three and nine months ended March31, 2008 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

This report on Form 10-Q contains forward -looking statements within the meaning of and which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are subject to risks and uncertainties that could cause actual results to be materially different from historical results or form any results expressed or implied by such forward-looking statements.  Forward-looking statements generally are accompanied by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar statements and should be considered uncertain and forward-looking.  Any forward-looking statements speak only as of the date on which such statement is made, are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict.  Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause such results to differ materially from the results discussed in such forward looking statements include, without limitation: uncertain continued ability to meet our operational needs in view of continued severe ongoing working capital constraints; need for substantial additional capital to fully implement our plan of operations; no assurances of and uncertainty of profitability; no assurances of the Company's ability to effect sufficient product sales so as to maintain exclusivity in certain territorial markets, the result of which could materially adversely effect the Company's results of operations; need for additional management, sales and marketing personnel, which is contingent upon our receipt of additional capital; competition from companies having substantially greater financial, marketing and other resources than the Company, including name and brand recognition; the impact of competitive services and pricing; changing consumer tastes and trends; and the legal, auditing and administrative cost of compliance associated with the Sarbanes Oxley Act.

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

Overview

Secured Financial Network, Inc., through its wholly-owned subsidiary, Virtual Payment Solutions, Inc. (collectively “the Company”), owns and operates a vertically integrated suite of payment processing and value added platforms marketed and utilized to traditional brick and mortar and internet e-commerce merchants. The Company’s website can be viewed at www.virtualpaymentsolutions.com.

During the quarter ending March 31, 2008 the Company continued to build out its PCI (Payment Card Industry Data Security Standard) Certified Payment Gateway with Blue Bamboo, a division of Shera International Shanghai, China. The Payment Gateway will allow the Company to connect merchants, both online and brick and mortar, with acquiring processors and banks.  The Payment Gateway provides certified processing of credit/debit card transactions, bill payment, money transfer, check signature verification, ACH (Automated Clearing House) and a host of other payment services. We market the Payment Gateway under the RedFin Network name.

The PCI Standard was developed by the major credit card companies as a guideline to help organizations that process card payments prevent credit card fraud, cracking and various other security vulnerabilities and threats. A company processing, storing, or transmitting payment card data must be PCI compliant or risk losing their ability to process credit card payments and being audited and/or fined. Merchants and payment card service providers must validate their compliance periodically.

The Payment Gateway is marketed under reseller agreements with ISO’S (Independent Sales Organizations) and VAR’s (Value Added Resellers) selling products and merchant services to end customers throughout the U.S.  Revenue is anticipated to be generated from a monthly and per transaction fee charged for each transaction passing through the Payment Gateway to end acquiring processors such as Vital, Global all First Data Networks, PaymentTech, Heartland, Valutec and others already integrated with the Payment Gateway.  The Payment Gateway is also integrated with all processing terminals in the marketplace that require a payment gateway.  All Internet merchants and certain brick and mortar merchants require a gateway to pass transactions from their customer’s use of a payment form to the acquiring bank/processor.

The Payment Gateway can also be re-branded for other large associations requiring the own name recognition by the ISO/Merchant customer base.  We currently have a large processing group, which has completed re-branding under the name SureGate and plans to begin live transaction processing June 1st.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Overview - continued

At present, The Company is the exclusive U.S. distributor for Blue Bamboo, a Shera International Company (www.bluebamboo.com), based in China, for the marketing and sale of its wireless payment terminal product line; specifically, the H-50 processing terminal that operates through GPRS and Bluetooth wireless networks, and the P-25 Bluetooth processing terminal that operates in combination with BlackBerry and similar cell-phones. Due to agreements with Blue Bamboo, the RedFin Network for mobile transaction processing exclusively operates both of these terminals.

The mobile wireless merchant terminals are planned to be marketed and distributed under reseller agreements with ISO’S (Independent Sales Organizations) and VAR’s (Value Added Resellers) selling products and merchant services to end customers throughout the U.S. on a non-exclusive basis.

The Company has also entered into an agreement to resell AT&T and T-Mobile data plans used to transmit transactions wirelessly, which will generate  a monthly recurring revenue stream.

The Company displayed and marketed its various products and services at the ETA (Electronic Transaction Association) 2008 Show held in Las Vegas, Nevada from April 15-18, 2008.   As a result of our exhibiting at the ETA Show the Company has signed on six significant ISO’s (Independent Sales Organizations) to resell all its products and services, and anticipates adding additional resellers within approximately the next 60 days.  Within approximately the next 30 days, we plan to launch a promotional campaign in cooperation with Blue Bamboo creating further market awareness of our products and services.

The Company faces significant competition in the marketplace from payment gateways in operation for the past 10 years such as Authorized.net, a company recently acquired by Cybersource for nearly $700 million.  Authorized represents transaction volume from approximately 190,000 Internet merchants.   Additional gateway competitors include EFS Net and LinkPoint.  The Company is positioning itself in a niche market providing high volume merchants a very competitive pricing model per transaction, excellent gateway technology, superior customer service, and features not available from other gateway’s such as merchant terminal integration, ACH, and recurring billing, to name a few. Currently, the are in excess of 5 million Internet merchants with nearly 5000 new ones opening on a daily basis requiring a shopping cart and payment gateway. (Statistics gathered from SIC Code Info and the Green Sheet, an industry trade source).

The marketplace for wireless merchant terminals is comprised of approximately six major players, including Verifone, Way Systems, and Nurit.  The Company believes it will be successful in marketing the Blue Bamboo wireless merchant terminal product line based on its cost to end users.  It is nearly 40% less than the competitors’ products which do not include features such as Pin Debit and Check Guarantee/Verification.  The terminals come ready to use out of the box because of its integration with the RedFin Network Gateway.  There are approximately 2.3 mobile merchants in the US with  less than 10% of them having a wireless payment method installed. (Statistics gathered from SIC Code info and Green Sheet)

The Company will continue its objective to keep a low cost efficient overhead by outsourcing warehousing and terminal products handling to Paragon Services, Inc. (www.paragonservices.net), a trusted name in the payment products distribution marketplace.  In addition, all customer service related questions have also been outsourced with a 24/7 response to customer trouble tickets within 15 minutes.

For the quarter ending March 2008, the Company did not generate any significant revenue from its Payment Gateway and Terminal resale segments. The majority of our time and limited resources were spent completing  the final integrations and obtaining the certifications required to be PCI compliant.

Subsequent to the end of the quarter ending March 31, 2008, the Company secured a $500,000 line of credit with Commercial Holding AG of Lexington, Ky. This credit line has allowed the Company to expand staff, increase its sales and marketing effort, and accelerate it’s build-out of it’s PCI Certified Gateway. This has resulted in initial sales of it’s wireless terminals, data plans, and transaction revenue in the second quarter of 2008.

Results of Operation for Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

The Company generated $ 3,046 in revenue in the quarter ending March 31, 2008 compared to $15,000 in the same period in 2007. Such decrease in sales was primarily attributable to the sale of the All-in-Mall asset, an internet-based shopping website, and the related “one-time” contract for the website development of the All-In-Mall.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Overview - continued

Net loss for the quarter ending March 31, 2008 was ($341,886) compared to a net loss of ($287,250) for the same period ending March 31, 2007. The similar losses in the two periods are due to the Company’s continuing working capital constraints which have significantly hindered the execution of our sales and marketing plan.

The Company had total assets of $45,966 at the end of the quarter ended March 31, 2008, compared to $70,811 for the period ended December 31, 2007.  This reduction was due to the use of cash, repayment of employee advances, and the expensing of certain pre-paid expenses,

The Company had total liabilities of $3,446,502 at the quarter ended March 31, 2008, compared to $3,999,669 for the year ended December 31, 2006. This reduction in liabilities is primarily due to the settlement of convertible debt and the elimination of $503,873 worth of derivative liabilities related to the settlement.

At March 31 2008, the Company had $0 cash on hand compared to $15,041 at December 31, 2007.

At March 31, 2008, the Company had accounts receivable of $0 compared to $0 at December 31, 2007.

Although the Company expects to generate revenues in the second quarter of 2008, due to commencement of sales of its wireless terminals and gateway transaction fees, the Company expects to continue to incur losses through the first half of 2008. There can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth. Management does not view our business as having any seasonal aspects.

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

Our financial statements appearing elsewhere in this Report have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management realizes that we must generate capital and revenue resources to enable us to achieve profitable operations. To the extent we are unable to obtain additional working capital from operations and/or other sources as required or otherwise desired, our condensed financial statements will be materially effected.

At March 31, 2008, the Company’s total assets of $45,966 were exceeded by our total liabilities of $3,446,502. We had a working capital deficit of $3,206,962. We believe that additional working capital of up to approximately $2,000,000 will need to be raised in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.  We have no current agreements, arrangements, or understanding for such needed capital.  In the event we do not receive approximately $500,000 by June 2008, we may have to reduce or curtail certain operations.

On August 31, 2007 the Company sold its interest in the “All In Mall” to Goldmill Productions, LLC (“Goldmill”) for the sum of $75,000. Payments were to be made in 24 monthly payments of $3,125 beginning no later than December 1, 2007. Goldmill is currently in default on such amounts, accordingly the Company has fully reserved against the collection of such receivables although Goldmill has still committed to pay such aggregate amount.

As of March 31, 2008, the Company is in default on certain of its debt obligations, specifically its convertible debt in the principal amount of $297,500 together with unpaid interest due and accruing in the amount of $36,577, a promissory note in the principal amount of $50,000 together with unpaid interest due and accruing in the amount of $5,638, and 13 Container Notes debt in the principal amount of $1,410,000 together with unpaid interest due and accruing in the amount of $626,541 as of March 31, 2008.

During the quarter ended March 31, 2008, the Company borrowed funds in the aggregate amount of $165,200 from HEB LLC. Terms of these borrowings were 10% per annum interest and repayment of principal by December 31, 2008 which was recapitalized with the line of credit discussed hereafter.

Post quarter end, on April 29, 2008, the Company secured a line of credit with Commercial Holding AG (“Commercial Holding”) of Lexington, KY in the amount of $500,000. Terms of the line of credit include interest payable at the rate of 10% per annum and repayment of the principal by December 31, 2008. As additional consideration for entering into the line of credit, the Company agreed to immediately issue Commercial Holding 2,000,000 shares of restricted Company stock and a warrant to acquire 1,000,000 shares of common stock.

The line of credit included the assumption of $172,700 in notes due to HEB, LLC resulting in net new funds available in the amount of $327,300.

This credit line has substantially improved the Company’s ability to carry out its sales and marketing efforts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable

Item 4T.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, including our Principal Executive Officer (“PEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report on Form 10-Q.  Based on such evaluation, for reasons discussed in our report on internal control over financial reporting contained in our 2007 Form 10-KSB and as discussed in greater detail below, our Principal Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report on Form 10-Q, our disclosure controls and procedures were not effective:

Due to the small size and limited financial resources, the Company’s PEO and CFO are the only individuals involved in the accounting and financial reporting. Furthermore, our PEO performs his duties in FL while our CFO performs his in MA. As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of the same individual, our CFO.  Usually, this lack of segregation of duties represents a material weakness; however, to remedy the matter, the Company plans to hire additional in-house accounting personnel in FL as we expect sales in the short-term to reach levels where it is warranted. This will allow our CFO to spend more time performing high end accounting duties and make better use of his time. The PEO and CFO (both of whom also comprise the Board of Directors) examine and approve all cash transactions.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.  We plan to shortly start interviewing prospective in-house accounting personnel, and we will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

We were not a party to any legal proceedings during the reporting period, and we know of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in his or her capacity as such.

The Company is in default on certain of its debt obligations, specifically its convertible debt in the principal amount of $297,500 together with unpaid interest due and accruing in the amount of $36,577, a promissory note in the principal amount of $50,000 together with unpaid interest due and accruing in the amount of $5,638, and 17 Container Notes debt in the principal amount of $1,410,000 together with unpaid interest due and accruing in the amount of $626,541 as of March 31, 2008

Negotiations are ongoing with these creditors. While there are currently no legal proceedings against the Company, some of the Company’s creditors have the legal right to initiate such proceedings in the event of default and upon unsuccessful renegotiation of the Company’s debt.

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending March 31, 2008, we sold the following securities under the Securities Act of 1933, as amended, (the “Securities Act”) based upon the limited number of offerees, their relationship to the Company, the number of shares or other securities offered, the size of the offering, and the number of such offerings.

During the quarter ending March 31, 2008, the following equity transactions occurred:

On March 6 2008, the Company issued 1,000,000 shares of restricted common stock to a third-party service provider for services valued at $30,000.

On March 25, 2008, a creditor of the Company exchanged a $200,000 convertible note, accrued interest of $24,233, and an option to purchase Company stock via a warrant agreement that was part of the convertible note in exchange for a total of 3,000,000 shares of the Company’s common stock. Two million shares were previously held in escrow as collateral for the loan and 1,000,000 additional restricted shares were issued.

On March 25, 2008, a creditor of the Company exchanged a $100,000 convertible note, accrued interest of $12,112, and an option to purchase Company stock pursuant to a warrant agreement that was part of the convertible note in exchange for a total of 1,500,000 shares of the Company’s common stock. One million shares were previously held in escrow as collateral for the loan and another 500,000 additional restricted shares were issued.

During the quarter ended March 31, 2008, the Company borrowed funds in the aggregate amount of $165,200 from HEB LLC. Terms of these borrowings were 10% per annum interest and repayment of principal by December 31, 2008.

On April 7, 2008, as a result of the Company entering into a line of credit with Commercial Holding, AG, the Company agreed to issue to Commercial Holding, AG 2,000,000 shares of its restricted common stock, and a warrant to purchase an additional 1,000,000 shares as additional consideration.

Item 3.	Defaults Upon Senior Securities.

During 2005, the Company issued seventeen (17) short-term notes (average 90-days) with a specific rate of return to acquire funds to invest in high yield activities (e.g. Container financing/investment). As of March 31 2008, the Company’s short-term notes payable relating to its previous container financing business total $1,410,000. The Company has also accrued $626,541 interest on these notes. All seventeen Notes are in default and are accruing interest at the rate of 18% per annum.

On June 11, 2007, the Company entered into a promissory note for $50,000. Terms are 180 days at 14% interest with interest to be paid quarterly. Lender has the option to convert principal into 2,000,000 shares of Company stock. Interest will still be payable. The note continues to accrue interest at 14% per annum with interest to be paid quarterly. The Company is in default on its note payments. The lender has not exercised their right to convert to common shares of the Company.

During the fourth quarter of  2007 the Company issued three promissory notes totaling $65,000. Terms are for 24 months at 10% interest per annum with interest to be paid quarterly. The Company is in default on its note payments.

As of March 31, 2008, the Company still had $297,500 of outstanding principal and $36,577 accrued interest associated with its 2006 convertible notes. The Company is in default of its principal and accrued interest payments on these notes.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

(a)	None

(b)
There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors since our last disclosure in our Form 10-KSB for the period ending December 31, 2007.

Item 6.	Exhibits.

Exhibit No.	Description

4.1	Altholtz Conversion Letter Dated 3/25/08

4.2	Goulding Conversion Letter Dated 3/25/08

10.1	HEB, LLC $33,000 Promissory Note Dated 1/18/08

10.2	HEB, LLC $20,000 Promissory Note Dated 2/5/08

10.3	HEB, LLC $15,000 Promissory Note Dated 2/20/08

10.4	HEB, LLC $20,000 Promissory Note Dated 2/27/08

10.5	HEB, LLC $3,500 Promissory Note Dated 3/6/08

10.6	HEB, LLC $23,700 Promissory Note Dated 3/14/08

10.7	HEB, LLC $25,000 Promissory Note Dated 3/18/08

10.8	HEB, LLC $25,000 Promissory Note Dated 3/26/08

10.9	HEB, LLC $7,500 Promissory Note Dated 4/2/08

10.10	Commercial Holding AG – Credit & Loan Agreement Dated 4/7/08

10.11	Commercial Holding AG – Security Agreement Dated 4/7/08

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.

Date: May 16, 2008	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: Principal Executive Officer

Date: May 16, 2008	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer