Form 10-Q
period 2008-06-30
SECURED FINANCIAL NETWORK, INC.
filed 2008-08-19
CIK 1100394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

1180 SW 36th Avenue
Suite 204
Pompano Beach, Florida 33069
[Missing Graphic Reference]
(Address of Principal Executive Office) (Zip Code)

(954) 376-5611
[Missing Graphic Reference]
(Registrant’s telephone number, including area code)

N/A
[Missing Graphic Reference]
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

Large accelerated filer	☐	Accelerated filer			☐
Non-accelerated filer	☐	Smaller reporting company			☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐	Yes	☒	No

The number of outstanding shares of the Registrant’s common stock, $0.001 par value, as of June 30, 2008 was 43,375,247.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash	$873	$15,041
Employee Advances	1,283	9,333
Inventory - VPS	44,267	9,000
Prepaid Expenses		5,000

Total Current Assets	46,423	38,375

FURNITURE AND EQUIPMENT (NET)	9,321	5,666

OTHER ASSETS
Accounts Receivable - VPS	22,482
Refundable Deposits	5,170	25,170
Investments Held for Sale	1,600	1,600

Total Other Assets	29,252	26,770

TOTAL ASSETS	$84,997	$70,811

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$107,648	$91,344
Investor Notes Payable - In Default	1,410,000	1,410,000
Accrued Expenses	975,774	839,634
Derivative and Liquidating Liabilities	490,251	946,191
Line of Credit - Comm. Hold. AG, LLC	329,200
Notes Payable - HEB, LLC	65,000
Convertible Notes Payable - In Default	50,000	50,000
Secured Convertible Notes	297,500	597,500

Total Current Liabilities	3,725,372	3,934,668

LONG TERM DEBT		65,000

STOCKHOLDERS' DEFICIT
Common Stock authorized is 100,000,000
shares at $0.001 par value. Issued and
outstanding on June 30, 2008, 43,375,247
and December 31, 2007, 38,675,247 shares.	43,375	38,675
Additional Paid in Capital	3,406,779	2,517,610
Accumulated Deficit	(7,090,530)	(6,485,142)

Total Stockholders' Deficit	(3,640,376)	(3,928,857)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$84,997	$70,811

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
REVENUES
Web Site Development	$-	$10,000	$-	$25,000
VPS Subsidiary	45,658	-	48,704	-

Total Revenues	45,658	10,000	48,704	25,000

Cost of Goods Sold	33,631	-	33,631	-

Gross Profit	12,026	-	15,073	25,000

EXPENSES
Administrative Expenses	139,831	66,688	384,081	121,599
Professional and Consulting	24,461	41,181	77,388	80,716
Depreciation and Amortization	535	535	1,070	20,861
Interest Expense	120,124	222,183	205,854	468,699

Total Expenses	284,951	330,587	668,393	691,875

Net Loss before other income (expense)	(272,925)	(330,587)	(653,320)	(666,875)

Other Income (expense):
Derivative and Liquidating Income	9,424	15,149	47,933	74,187

Net loss before Provision
for Income Taxes	(263,501)	(315,438)	(605,387)	(592,688)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(263,501)	$(315,438)	$(605,387)	$(592,688)

Basic and Diluted
Net Loss per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted Average Number of Shares
Common Shares Outstanding -
basic and diluted	42,275,247	34,801,747	41,025,247	32,988,414

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2008	2007
	(Unaudited)
Cash Flows From Operating Activities:

Net Loss	$(605,387)	$(592,688)

Adjustments to Net Loss:
Common Stock for Services		-
Derivative and Liquidating Expenses		(74,187)
Amortization of Debt Discount and Finance Fees		322,790
Depreciation and Amortization	1,070	1,068
Increase in Allowance for Uncollectibles		-
Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:
Changes in Assets and Liabilities:
Prepaid Expense	5,000	6,000
Employee Loans	8,050	(1,469)
Accounts Receivable	(22,482)
Inventory	(35,267)
Investor Notes Payable		(615,000)
Investor Profit Participation		(57,500)
Accrued Interest	149,619	15,660
Accrued Expenses	(23,779)	(8,049)
Derivative & Liq. Liabilities	(455,940)	(74,187)
Accounts Payable	16,304	10,390

Net Cash (Used) by Operating Activities	(962,812)	(1,067,172)

Cash Flows From Investing Activities:

Deferred Finacing Fees		19,793
Furniture and Equipment	(4,725)
Loan Receivable - S. Zacharie		2,000
Security Deposit	20,000
Purchase of Equipment		(3,833)

Net Cash (Used) by Investing Activities	15,275	17,960

Cash Flows From Financing Activities:
Capital Stock	4,700	3,973
Additional Paid in Capital	889,169	927,671
HEB Notes Payable
Convertible Notes	(300,000)
Commercial Holding AG, LLC Credit Line	329,200
Proceeds from the sale of Common Stock		50,000

Net Cash Provided by Financing Activities	923,069	981,644

Net Change in Cash	(24,468)	(67,568)

Cash and Cash Equivalents - Beginning	15,041	78,486

Cash and Cash Equivalents - Ending	$(9,427)	$10,918

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Financing Transactions:
Shares Issued for Services	$49,661	$80,000
Conversion of Indebtedness for Equity	$340,335	$50,000
Equity Issued For Interest	$19,661

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended December 31, 2007 and 2006, the Company has incurred net losses of $1,676,894 and $2,166,311 respectively, incurred a net loss for the six months ended June 30, 2008 of $605,387 and a substantial portion of the debt is in default and has a stockholders’ deficit of $3,640,376 as of June 30, 2008. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing but cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

Accounts Receivable and Revenue Recognition

Accounts Receivable

The Company estimates an allowance for doubtful accounts, sales returns and allowances based on historical trends and other criteria.  At June 30, 2008 there were no allowances on trade receivables from product sales.  No bad debt expense was incurred during the quarter ending June 30, 2008.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $0 and $0 in compensation expense during the three months ended June 30, 2008 and 2007  respectively.  Such amount is included general and administrative expenses on the statement of operations.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2008. The Company considers the carrying value of accounts receivable, net of reserves, accounts payable and accrued expenses in the consolidated financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded related party assets and liabilities.

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

NOTE 2 - FURNITURE AND EQUIPMENT

At June 30, 2008, furniture and equipment consisted of the following:

Description	Amount
Office furniture and equipment	$13,915
Less: accumulated depreciation	(4,594)
Property and equipment, net	$9,321

Depreciation expense charged to operations during the quarter ending June, 2008 and 2007 was $535 for each period.

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

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

NOTE 4 – ACCRUED EXPENSES

Included in accrued expenses is approximately $75,800 of delinquent payroll taxes, interest and penalties from 2005.

Investor Notes Payable

During 2005 the Company issued seventeen (17) short-term notes (average 90-days) with a specific rate of return to acquire funds to invest in high yield activities (e.g. Container financing/investment). As of June 30, 2008, the Company’s short-term notes payable relating to its previous container financing business total $1,410,000. The Company has also accrued $689,817 interest on these notes. All seventeen Notes are in default and are accruing interest at the rate of 18% per annum.

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

During the second quarter of 2008, the Company issued one promissory note totaling $7,500. Terms are 10% interest per annum with interest to be paid quarterly and repayment to be made by December 31, 2008.

Secured Convertible Notes Payable

During the quarter ending March 31, 2008, the Company negotiated a settlement with two of three convertible note holders. This settlement resulted in the conversion of $300,000 of the total $597,500 in outstanding principal debt and $36,335 of the total $72,912 in accrued interest to capital.

As of June 30, 2008, the Company still had $297,500 of outstanding principal and $62,397 accrued interest associated with two remaining convertible notes. The Company is in default of its principal and accrued interest payments on these notes During September and October 2006, (“Funding” dates) we issued in a private offering, $597,500 aggregate principal amount of secured convertible notes (“Convertible Notes”) with $400,000 due September 26, 2007, $100,000 due October 30, 2007, and $ 97,500 due October 31, 2007.

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

Notes Receivable

On August 31, 2007 the Company sold its interest in the “All In Mall” to Goldmill Productions, LLC (“Goldmill”) for the sum of $75,000. Payments were to be made in 24 monthly payments of $3,125 beginning no later than December 1, 2007. Goldmill is currently in default on said payments to the Company. As a result of the note being in default the Company has recorded a full reserve of $75,000. The Company has not received any of the scheduled payments as of June 30, 2008.

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

The Liquidating Damages liability relates to the recognition of an expense for the anticipated failure by the Company to comply with certain registration rights held by the holders of the Convertible Notes and obtain an effective registration of the required shares issuable upon conversion of the Convertible Notes and the exercise of related the warrants, described earlier. We have recorded the maximum anticipated penalties to be incurred for the failure to register the required common shares potentially issuable for the conversion of the Convertible Notes and the exercise of the warrants, through September 26, 2007, the maturity date of the first installment of such Convertible Notes. The penalty calculated was based on 5% of the outstanding Convertible Notes, commencing on 180 days from the date of such Convertible Note agreements executed, through September 26, 2007. Income has been recorded for the decrease in the derivative liability during the six months ended June 30, 2008 in the amount of $66,781 as a cost of maintaining such debt arrangements, as the terms of such debt arrangements are overly burdensome. There are no maximum penalty terms for the failure to obtain an effective Registration.

The fair value of the total derivative liabilities recorded of $490,251 as of June 30, 2008 is comprised of two components, one component of the liability estimated of $405,918 attributed to the Convertible Notes conversion factor of 60% of market, but not more than $0.10 and another component of the liability estimated to be $84,333, attributed the warrants exercise price to be 300% of the conversion price, once fixed.

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 6 - DERIVATIVE AND LIQUIDATING LIABILITES - continued

The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the remaining two Nutmeg Convertible Note agreements executed as follows;

	Convertible Note into Shares	Exercise of Warrants
Market Price of Stock	$0.02	$0.02
Exercise Price	$0.012	$0.036
Term	Half Year	4.5 Years
Volatility	252%	252%
Risk Free Rate	2.46%	2.46%
Number of Shares Assumed Issuable	24,791,666	2,479,167

NOTE 7 - EQUITY TRANSACTIONS

Common Stock

During the quarter ending June 30, 2008, the following equity transactions occurred:

During the quarter ended June 30, 2008, the Company borrowed funds in the aggregate amount of $7,500 from HEB LLC. Terms of these borrowings were 10% per annum interest and repayment of principal by December 31, 2008

During the quarter ended June 30, 2008, the Company entered into a $500,000 line of credit with Commercial Holding, AG of Lexington, KY. Terms of the line of credit include interest payable at the rate of 10% per annum and repayment of principal by December 31, 2008. As part of the agreement dated April 29, 2008, Commercial Holding, AG agreed to assume $172,700 worth of notes previously owed by the Company to HEB, LLC. This amount represents all of the borrowings by the Company from HEB, LLC in 2008. As additional consideration to Commercial Holding AG for entering into the Line of Credit, the Company agreed to imeediately issue to Commercial Holding AG 2,000,000 shares of Rule 144 restricted Company stock and a warrant to purchase 1,000,000 shares of common stock. Such equity issuances have been valued at $59,284 and are being amortized over the term of this line of credit. Interest expense of $19,761 was recorded and attributed to the equity issuances in the quarter ended June 30, 2008.

During the quarter ended June 30, 2008, the Company used $329,000 of the $500,000 Line of Credit from Commercial Holding, AG. This amount includes $172,700 of debt owed to HEB, LLC by the Company for borrowings in 2008.

During the quarter ended June 30, 2008, the Company issued 200,000 shares of Rule 144 restricted stock to Nexus Solutions, a consultant, in exchange for $4,000 in debt.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2008, the Company issued 200,000 shares of Rule 144 restricted stock to Nexus Solutions, a consultant, in exchange for $4,000 in debt. Nexus Solutions is owned by David Rappa, President of Virtual Payment Solutions, Inc., a Subsidiary of the Company.

NOTE 9 - LEASE COMMITMENTS

The Company currently leases its office space with a 36-month term lease expiring at October 31, 2010 at a rate of $2,160 per month.

NOTE 10 - SUBSEQUENT EVENTS

None

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2008 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

Factors that could cause such results to differ materially from the results discussed in such forward looking statements include, without limitation: uncertain continued ability to meet our operational needs in view of continued ongoing working capital constraints; need for substantial additional capital to fully implement our plan of operations; no assurances of and uncertainty of profitability; need for additional management, sales and marketing personnel, which is contingent upon our receipt of additional capital; competition from companies having substantially greater financial, marketing and other resources than the Company, including name and brand recognition; the impact of competitive services and pricing; and the legal, auditing and administrative cost of compliance associated with the Sarbanes Oxley Act.

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

During the quarter ending June 30, 2008 the Company continued to build out its PCI (Payment Card Industry Data Security Standard) Certified Payment Gateway with Blue Bamboo, a division of Shera International Shanghai, China. The Payment Gateway will allow the Company to connect merchants, both online and brick and mortar, with acquiring processors and banks.  The Payment Gateway provides certified processing of credit/debit card transactions, bill payment, money transfer, check signature verification, ACH (Automated Clearing House) and a host of other payment services. We market the Payment Gateway under the RedFin Network name.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. – continued

Overview - continued

The Payment Gateway has incorporated a shopping cart emulator, which allows Internet merchants currently using other competitive Payment Gateway’s to integrate with the RedFin Network in a quick and efficient manner without disruption of their business.  The shopping cart emulator has integrated the top 120 carts currently used by Internet merchants.

The RedFin Network Payment Gateway requires an annual renewal and certification under PCI and CISP protocols.  Third party auditors do independent scans randomly to assure the payment gateway is in compliance with all regulations and industry standards.

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

The Company displayed and marketed its various products and services at the ETA (Electronic Transaction Association) 2008 Show held in Las Vegas, Nevada from April 15-18, 2008.   As a result of our exhibiting at the ETA Show, the Company has signed on six significant ISO’s (Independent Sales Organizations) to resell all its products and services, and anticipates adding additional resellers within approximately the next 60 days.  Within approximately the next 30 days, we plan to launch a promotional campaign in cooperation with Blue Bamboo creating further market awareness of our products and services.

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

The marketplace for wireless merchant terminals is comprised of approximately six major players, including Verifone, Way Systems, and Nurit.  The Company believes it will be successful in marketing the Blue Bamboo wireless merchant terminal product line based on its cost to end users.  It is nearly 40% less than the competitors’ product’s which do not include features such as Pin Debit and Check Guarantee/Verification.  The terminals come ready to use out of the box because of its integration with the RedFin Network Gateway.  There are approximately 2.3 mobile merchants in the US with  less than 10% of them having a wireless payment method installed. (Statistics gathered from SIC Code info and Green Sheet)

On August 4, 2008 the Company entered into an Agreement with Capital Pros Network, of Irvine, California to provide Investor Relations designed to broaden investor awareness and its shareholder base.  Remuneration for this Agreement will be based on a project-by-project basis over the next 6 months.

The Company will continue its objective to keep a low cost efficient overhead by outsourcing warehousing and terminal products handling to Paragon Services, Inc. located in Georgia (www.paragonservices.net), Cardware International located in Ohio  (www.cardwareinternational.com), JR’s POS Depot located in South Florida (www.jrsposdepot.com), and ATT POS located in Southern California (www.attpos.com)  all trusted names in the payment products distribution marketplace.  In addition, all customer service related questions have also been outsourced to Cardware International with a 24/7 response to customer trouble tickets within 15 minutes.

For the quarter ending June 2008, the Company generated $45,658 in gross revenue from terminal sales and monthly recurring data plans. Payment Gateway revenues were insignificant during this period, while the Company spent most of its efforts completing the final integrations and obtaining the certifications required to be PCI compliant.  The Company anticipates final PCI Certification and VISA listing sometime in September 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. – continued

Overview - continued

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

Results of Operation for Quarter June 30, 2008 Compared to Quarter Ended June 30, 2007

The Company generated $45,658 in revenue in the quarter ending June 30, 2008 compared to $10,000 in the same period in 2007. The increase in sales was attributable to the sales of the Company’s Blue Bamboo wireless terminals, the associated product accessories, and the sales of the data plans required to operate the terminals.

 Net loss for the quarter ending June 30, 2008 was ($263,501) compared to a net loss of ($315,438) for the same period ending June 30, 2007. The reduction in loss during the most recent period is due to the increased sales of the Company’s products and services. The losses in both periods are due to the Company’s continuing working capital constraints that have hindered the execution of our sales and marketing plan.

The Company had total assets of $84,997 at the end of the quarter ended June 30, 2008, compared to $70,811 for the period ended December 31, 2007.  This increase is primarily due to the purchase of inventory for our Virtual Payment Systems, Inc. subsidiary with the profits derived from our increased sales.

The Company had total liabilities of $3,725,372 at the quarter ended June 30, 2008, compared to $3,499,068 for the year ended December 31, 2007. This reduction in liabilities is primarily due to the settlement of convertible debt and the elimination of $503,873 worth of derivative liabilities related to the settlement.

At June 30, 2008, the Company had $873 cash on hand compared to $15,041 at December 31, 2007.

At June 30, 2008, the Company had accounts receivable of $22,482 compared to $0 at December 31, 2007. This increase in accounts receivable is due to sales of the Company’s Blue Bamboo wireless terminals, the associated product accessories, and the sales of the data plans required to operate the terminals. All receivables are current.

Although the Company expects to continue to increase revenues going forward, the Company expects to continue to incur losses through the third quarter of 2008. There can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth. Management does not view our business as having any seasonal aspects.

We have no off-balance sheet arrangements.

Results of Operation for the Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The Company generated $48,704 in revenue in the six months ending June 30, 2008 compared to $25,000 in the same period in 2007. The increase in sales was attributable to the sales of the Company’s Blue Bamboo wireless terminals, the associated product accessories, and the sales of the data plans required to operate the terminals.

 Net loss for the six months ending June 30, 2008 was ($605,387) compared to a net loss of ($592,688) for the same period ending June 30, 2007. The increase in loss during the most recent period is due to the increased expenses related to the sales and marketing associated with the Company’s products and services. The losses in both periods are due to the Company’s continuing working capital constraints that have hindered the execution of our sales and marketing plan.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. – continued

Liquidity and Capital Resources  - continued

At June 30, 2008, the Company’s total assets of $84,997 were exceeded by our total liabilities of $3,725,372. We had a working capital deficit of $3,678,949. We believe that additional working capital of up to approximately $2,000,000 will need to be raised in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.  With the exception of our limited existing credit line with Commercial Holding AG, we have no current agreements, arrangements, or understanding for such needed capital.

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

As of June 30, 2008, the Company is in default on certain of its debt obligations, specifically its convertible debt in the principal amount of $297,500 together with total unpaid interest due and accruing in the amount of $62,396.87, a promissory note in the principal amount of $50,000 together with total unpaid interest due and accruing in the amount of $7,384, Thirteen Container Notes debt in the principal amount of $1,410,000 together with total unpaid interest due and accruing in the amount of $689,817, and 3 Notes in the principal amount of $65,000 together with total unpaid interest of  $4,315 as of June 30, 2008.

During the quarters ended March 31, 2008, and June 30, 2008 the Company borrowed funds in the amount of $165,200 and $7,500 respectively from HEB LLC. Terms of these borrowings were 10% per annum interest and repayment of principal by December 31, 2008. These borrowings were recapitalized with the line of credit discussed hereafter.

During the quarter ended June 30, 2008, on April 29, 2008, the Company secured a line of credit with Commercial Holding AG (“Commercial Holding”) of Lexington, KY in the amount of $500,000. Terms of the line of credit include interest payable at the rate of 10% per annum and repayment of the principal by December 31, 2008. As additional consideration for entering into the line of credit, the Company agreed to immediately issue Commercial Holding 2,000,000 shares of the Company’s restricted common stock and a warrant to acquire an additional 1,000,000 shares of the Company’s restricted common stock exercisable at $.25 per share for a period of 5 years from issuance subject to customary adjustments.

The $500,000 line of credit included the assumption by Commercial Holding, AG, of $172,700 in notes due to HEB, LLC by the Company issued in 2008 resulting in net new funds available to the Company in the amount of $327,300.

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

Item 4T.	Controls and Procedures - continued

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

The Company is in default on certain of its debt obligations, specifically its convertible debt in the principal amount of $297,500 together with total unpaid interest due and accruing in the amount of $62,397, a promissory note in the principal amount of $50,000 together with total unpaid interest due and accruing in the amount of $7,384, and 17 Container Notes debt in the principal amount of $1,410,000 together with total unpaid interest due and accruing in the amount of $689,817, and 3 Notes in the principal amount of $65,000 together with total unpaid interest of  $4,315 as of June 30, 2008

Negotiations are ongoing with these creditors. While there are currently no legal proceedings against the Company, some of the Company’s creditors have the legal right to initiate such proceedings in the event of default and upon unsuccessful renegotiation of the Company’s debt.

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending June 30, 2008, we sold the following securities under the Securities Act of 1933, as amended, (the “Securities Act”) based upon the limited number of offerees, their relationship to the Company, the number of shares or other securities offered, the size of the offering, and the number of such offerings.

During the quarter ending June 30, 2008, the following equity transactions occurred:

During the quarter ended June 30, 2008, the Company borrowed funds in the aggregate amount of $7,500 from HEB LLC. Terms of these borrowings were 10% per annum interest and repayment of principal by December 31, 2008

During the quarter ended June 30, 2008, the Company entered into a $500,000 line of credit with Commercial Holding, AG of Lexington, KY. Terms of the line of credit include interest payable at the rate of 10% per annum and repayment of principal by December 31, 2008. As part of the agreement dated April 29, 2008, Commercial Holding, AG agreed to assume $172,700 worth of notes previously owed by the Company to HEB, LLC. This amount represents all of the borrowings by the Company from HEB, LLC in 2008. As additional consideration to Commercial Holding AG for entering into the Line of Credit, the Company agreed to immediately issue Commercial Holding 2,000,000 shares of the Company’s restricted common stock and a warrant to acquire an additional 1,000,000 shares of the Company’s restricted common stock exercisable at $.25 per share for a period of 5 years from issuance subject to customary adjustments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - continued

During the quarter ended June 30, 2008, the Company had used $329,000 of the $500,000 Line of Credit from Commercial Holding, AG. This amount includes $172,700 of debt owed to HEB, LLC by the Company for borrowings in 2008.

During the quarter ended June 30, 2008, the Company issued 200,000 shares of Rule 144 restricted stock to Nexus Solutions, a consultant, in exchange for $4,000 in debt.

Item 3.	Defaults Upon Senior Securities.

During 2005, the Company issued seventeen (17) short-term notes (average 90-days) with a specific rate of return to acquire funds to invest in high yield activities (e.g. Container financing/investment). As of June 30, 2008, the Company’s short-term notes payable relating to its previous container financing business total $1,410,000. The Company has also accrued $689,817 interest on these notes. All seventeen Notes are in default and are accruing interest at the rate of 18% per annum.

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

As of June 30, 2008, the Company still had $297,500 of outstanding principal and $62,397 accrued interest associated with its 2006 convertible notes. The Company is in default of its principal and accrued interest payments on these notes.

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

SECURED FINANCIAL NETWORK, INC.

Date: August 19, 2008	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: Principal Executive Officer

Date: August 19, 2008	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer