Form 10KSB/A
period 2007-12-31
SECURED FINANCIAL NETWORK, INC.
filed 2008-11-04
CIK 1100394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB /A
FIRST AMENDMENT

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

Explanatory Note:
This Form 10-KSB/A is being filed to include language previously inadvertently omitted in the introductory portion of paragraph 4 and in paragraph 4(b) of the Section 302 certifications previously filed and filed herewith as Exhibits 31.1 and 31.2

PART I

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

Tax Fees

None

All Other Fees

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report , as amended,  to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.

Date: November 4, 2008	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: Principal Executive Officer

Date: November 4, 2008	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report ,as amended .

Date: November 4, 2008	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: Director

Date: November 4, 2008	By:	/s/ Michael E. Fasci
Michael E. Fasci
Title: Director