Form 10-Q
period 2008-09-30
SECURED FINANCIAL NETWORK, INC.
filed 2008-11-10
CIK 1100394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

1180 SW 36th Avenue
Suite 204
Pompano Beach, Florida 33069
--------------------------------------------------------------
(Address of Principal Executive Office) (Zip Code)

(954) 376-5611
--------------------
(Registrant’s telephone number, including area code)

N/A
------
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

Large accelerated filer	☐	Accelerated filer			☐
Non-accelerated filer	☐	Smaller reporting company			☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).			☐	Yes	☒	No

The number of outstanding shares of the Registrant’s common stock, $0.001 par value, as of September 30, 2008 was 44,125,247.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash	$31,646	$15,041
Employee Advances	2,817	9,333
Inventory	19,169	9,000
Accounts Receivable	12,662	-
Prepaid Expenses	-	5,000

Total Current Assets	66,295	38,375

FURNITURE AND EQUIPMENT (NET)	13,257	5,666

OTHER ASSETS
Refundable Deposits	5,170	25,170
Investments Held for Sale	1,600	1,600

Total Other Assets	6,770	26,770

TOTAL ASSETS	$86,322	$70,811

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$167,623	$91,344
Notes Payable	1,822,500	2,057,500
Accrued Expenses	1,054,886	839,634
Derivative and Liquidating Liabilities	494,595	946,191
Line of Credit	434,200	-

Total Current Liabilities	3,973,804	3,934,668

LONG TERM DEBT	-	65,000

STOCKHOLDERS' DEFICIT
Common Stock authorized is 100,000,000
shares at $0.001 par value. Issued and
outstanding on September 30, 2008, 44,125,247
and December 31, 2007, 38,675,247 shares.	44,125	38,675
Additional Paid in Capital	3,413,529	2,517,610
Accumulated Deficit	(7,345,135)	(6,485,142)

Total Stockholders' Deficit	(3,887,481)	(3,928,857)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$86,322	$70,811

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
REVENUES

Sales	$88,696	$-	137,400	$25,000

Cost of Goods Sold	103,719	-	137,324	-

Gross Profit	(15,022)	-	76	25,000

EXPENSES
Administrative Expenses	20,482	96,453	409,125	215,053
Professional and Consulting	122,014	36,846	98,972	120,561
Depreciation and Amortization	535	535	1,605	21,396
Interest Expense	92,234	243,594	298,090	712,293

Total Expenses	235,264	377,428	807791.45	1,069,303

Net Loss before other income (expense)	(250,287)	(377,428)	(807,716)	(1,044,303)

Other Income (expense):	-	75,000	-	75,000
Derivative and Liquidating Income	(4,344)	50,180	(52,277)	124,367

Net loss before Provision
for Income Taxes	(254,631)	(252,248)	(859,993)	(844,936)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(254,631)	$(252,248)	$(859,993)	$(844,936)

Basic and Diluted
Net Loss per Common Share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted Average Number of Shares
Common Shares Outstanding -
basic and diluted	43,750,247	34,475,247	41,400,247	33,488,414

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2008	2007
	(Unaudited)
Cash Flows From Operating Activities:

Net Loss	$(859,993)	$(844,936)

Adjustments to Net Loss:
Derivative and Liquidating Expenses	52,277	(124,367)
Depreciation and Amortization	1,605	1,603
Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:
Changes in Assets and Liabilities:
Prepaid Expense	5,000	13,500
Cash Advances	6,516	4,065
Accounts Receivable	(12,662)	-
Inventory	(10,169)	-
Investor Notes Payable	-	(615,000)
Investor Profit Participation	-	(57,500)
Accrued Interest	241,853	95,089
Convertible Notes - Debt Discount	-	428,325
Accrued Expenses	(26,640)	29,563
Accounts Payable	76,318	39,304

Net Cash (Used) by Operating Activities	(525,895)	(1,030,354)

Cash Flows From Investing Activities:

Deferred Finacing Fees	-	19,793
Furniture and Equipment	(9,195)	(3,833)
Loan Receivable - S. Zacharie	-	2,000
Investment - Centerlane	-	2,800
Security Deposit	20,000	(10,000)
Note Recievable	-	(75,000)

Net Cash (Used) by Investing Activities	10,805	(64,240)

Cash Flows From Financing Activities:
Capital Stock	5,450	956,645
Additional Paid in Capital	392,046	-
Notes Payable	(300,000)	80,000
KFG Note - Debt Discount	-	(19,166)
Commercial Holding AG, LLC Credit Line	434,200	-

Net Cash Provided by Financing Activities	531,695	1,017,479

Net Change in Cash	16,605	(77,115)

Cash and Cash Equivalents - Beginning	15,041	78,486

Cash and Cash Equivalents - Ending	$31,646	$1,371

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$298,090	$712,293

Non-Cash Financing Transactions:
Shares Issued for Services	$57,161	$25,000
Conversion of Indebtedness for Equity	$340,335	$-
Satisfaction of Derivative Liability	$508,873	$-

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended December 31, 2007 and 2006, the Company has incurred net losses of $1,676,894 and $2,166,311 respectively, incurred a net loss for the nine months ended September 30, 2008 of $859,993 and a substantial portion of the debt is in default and has a stockholders’ deficit of $3,887,481 as of September 30, 2008. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing but cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

Accounts Receivable and Revenue Recognition

Accounts Receivable

The Company estimates an allowance for doubtful accounts, sales returns and allowances based on historical trends and other criteria.  At September 30, 2008 there were no allowances on trade receivables from product sales.  No bad debt expense was incurred during the quarter ending September 30, 2008.

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

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $0 and $0 in compensation expense during the three months ended September 30, 2008 and 2007  respectively.  Such amount is included general and administrative expenses on the statement of operations.

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

Net Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”) that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. The Company has common stock equivalents outstanding of 5,914,000 warrants attributed to the convertible debt. In addition there are warrants authorized which are priced and calculated only upon conversion of the related convertible debt. Once such convertible debt may be converted and the number of warrants are determined, we will determine if the inclusion of such warrants would be anti-dilutive, if so, such warrants would be excluded from the computation of earnings per share. We have excluded the 2,975,000 pledged shares and 5,914,000 warrants issued, from the computation of earnings per share. See Convertible Debt note.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of September 30, 2008. The Company considers the carrying value of accounts receivable, net of reserves, accounts payable and accrued expenses in the consolidated financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded related party assets and liabilities.

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements

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

All other new accounting pronouncements issued but not yet effective are not deemed to have a material effect on the Company once adopted.

NOTE 2 - FURNITURE AND EQUIPMENT

At September 30, 2008, furniture and equipment consisted of the following:

Description	Amount
Office furniture and equipment	$18,386
Less: accumulated depreciation	(5,129)
Property and equipment, net	$13,257

Depreciation expense charged to operations during the quarter ending September, 2008 and 2007 was $535 for each period.

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

We currently anticipate the Envoii System to be placed in service by November 1, 2009 depending upon our ability to secure needed financing, of which no assurances are given.

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

Investor Notes Payable

During 2005 the Company issued seventeen (17) short-term notes (average 90-days) with a specific rate of return to acquire funds to invest in high yield activities (e.g. Container financing/investment). As of September 30, 2008, the Company’s short-term notes payable relating to its previous container financing business total $1,410,000. The Company has also accrued $63,972 interest on these notes. All seventeen Notes are in default and are accruing interest at the rate of 18% per annum.

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

During the first quarter of 2008, the Company issued eight promissory notes totaling $165,200. Terms are for 24 months at 10% interest per annum with interest to be paid quarterly. This debt was paid off in the second quarter of 2008 by using our line of credit from Commercial Holding, AG.

During the second quarter of 2008, the Company issued one promissory note totaling $7,500. Terms are 10% interest per annum with interest to be paid quarterly and repayment to be made by December 31, 2008. This debt was paid off in the second quarter of 2008 by using our line of credit from Commercial Holding, AG.

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

As of September 30, 2008, the Company still had $297,500 of outstanding principal and $78,974 accrued interest associated with two remaining convertible notes. The Company is in default of its principal and accrued interest payments on these notes During September and October 2006, (“Funding” dates) we issued in a private offering, $597,500 aggregate principal amount of secured convertible notes (“Convertible Notes”) with $400,000 due September 26, 2007, $100,000 due October 30, 2007, and $ 97,500 due October 31, 2007.

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

As security for the repayment of all liabilities arising under the Convertible Note, the Company granted to Lender a security interest in and a lien on 5,975,000 shares of common stock, issued with a restricted legend, hereafter referred to as the “Collateral”. Such collateral has been reduced by three million shares due to the aforementioned $300,000 reduction in such convertible note. The Lender has the right to sell or hypothecate such Collateral, to the extent permitted under applicable securities laws. However, the Lender shall not sell more than 10% of the average daily volume in any week.

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

Notes Receivable

On August 31, 2007 the Company sold its interest in the “All In Mall” to Goldmill Productions, LLC (“Goldmill”) for the sum of $75,000. Payments were to be made in 24 monthly payments of $3,125 beginning no later than December 1, 2007. Goldmill is currently in default on said payments to the Company. As a result of the note being in default the Company has recorded a full reserve of $75,000. The Company has not received any of the scheduled payments as of September 30, 2008.

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

The Liquidating Damages liability relates to the recognition of an expense for the anticipated failure by the Company to comply with certain registration rights held by the holders of the Convertible Notes and obtain an effective registration of the required shares issuable upon conversion of the Convertible Notes and the exercise of related the warrants, described earlier. We have recorded the maximum anticipated penalties to be incurred for the failure to register the required common shares potentially issuable for the conversion of the Convertible Notes and the exercise of the warrants, through September 26, 2007, the maturity date of the first installment of such Convertible Notes. The penalty calculated was based on 5% of the outstanding Convertible Notes, commencing on 180 days from the date of such Convertible Note agreements executed, through September 26, 2007. Income has been recorded for the decrease in the derivative liability during the nine months ended September 30, 2008 in the amount of $52,277 as a cost of maintaining such debt arrangements, as the terms of such debt arrangements are overly burdensome. There are no maximum penalty terms for the failure to obtain an effective Registration.

The fair value of the total derivative liabilities recorded of $494,595 as of September 30, 2008 is comprised of two components, one component of the liability estimated of $410,262 attributed to the Convertible Notes conversion factor of 60% of market, but not more than $0.10 and another component of the liability estimated to be $84,333, attributed the warrants exercise price to be 300% of the conversion price, once fixed.

SECURED FINANCIAL NETWORK, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 6 - DERIVATIVE AND LIQUIDATING LIABILITES - continued

The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the remaining two Nutmeg Convertible Note agreements executed as follows;

	Convertible Note into Shares	Exercise of Warrants
Market Price of Stock	$0.028	$0.028
Exercise Price	$0.017	$0.017
Term	Half Year	4.5 Years
Volatility	258%	258%
Risk Free Rate	2.98	2.98
Number of Shares Assumed Issuable	17,708,333	1,770,833

NOTE 7 - EQUITY TRANSACTIONS

Common Stock

During the quarter ending September 30, 2008, the following equity transactions occurred:

During the quarter ended September 30, 2008, the Company used $105,200 of the $500,000 Line of Credit from Commercial Holding, AG. Cumulative advances against the Line of Credit through September 30, 2008 were $434,200.

During the quarter ended September 30, 2008, the Company issued 500,000 shares of Rule 144 restricted Company stock to an officer of the Company relating to the renewal of an employment contract. These shares were valued at the sum of $5,000. An additional 250,000 shares were issued to the same individual for services to the Company as a Director. These shares were valued at $2,500.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the quarter ended September 30, 2008, the Company issued 500,000 shares of Rule 144 restricted Company stock to an officer of the Company relating to the renewal of an employment contract. These shares were valued at the sum of $5,000. An additional 250,000 shares were issued to the same individual for services to the Company as a Director. These shares were valued at $2,500.

During the quarter ended September 30, 2008, the Company engaged Lowell Schultz as a sales Consultant for a period of 6 months. Payment terms were $650 per week and 40% commission on profit above published pricing. Lowell Schultz is the brother of Jeffrey Schultz, the Company’s CEO.

NOTE 9 - LEASE COMMITMENTS

The Company currently leases its office space with a 36-month term lease expiring at October 31, 2010 at a rate of $2,255 per month.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a discussion and analysis of our financial condition and results of operations for the three and six months ended September 30, 2008 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

The Company displayed and marketed its various products and services at the ETA (Electronic Transaction Association) 2008 Show held in Las Vegas, Nevada from April 15-18, 2008.   As a result of our exhibiting at the ETA Show, the Company has signed on six significant ISO’s (Independent Sales Organizations) to resell all its products and services, and as of the end of the 3rd quarter 2008 the Company has signed nearly 30 resellers nationwide. The Company has launched a year-long promotional campaign in The GreenSheet, the most widely read publication in the processing industry, in cooperation with Blue Bamboo creating further market awareness of our products and services.

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

The marketplace for wireless merchant terminals is comprised of approximately six major players, including Verifone, Way Systems, and Nurit.  The Company believes it will be successful in marketing the Blue Bamboo wireless merchant terminal product line based on its cost to end users.  It is nearly 40% less than the competitors product’s which do not include features such as Pin Debit and Check Guarantee/Verification.  The terminals come ready to use out of the box because of its integration with the RedFin Network Gateway.  There are approximately 2.3 mobile merchants in the US with  less than 10% of them having a wireless payment method installed. (Statistics gathered from SIC Code info and Green Sheet)

The Company will continue its objective to keep a low cost efficient overhead by outsourcing warehousing and terminal products handling to Paragon Services, Inc. located in Georgia (www.paragonservices.net), Cardware International located in Ohio  (www.cardwareinternational.com), JR’s POS Depot located in South Florida (www.jrsposdepot.com), and ATT POS located in Southern California (www.attpos.com)  all trusted names in the payment products distribution marketplace.  In addition, all customer service related questions have also been outsourced to CardWare International with a 24/7 response to customer trouble tickets within 15 minutes.

During the 3rd quarter ending 2008, the Company completed integration with Diversified Check Services (DCS) to brand the RedFin Payment Gateway allowing for very competitive pricing for ACH/Check 21 processing, as well as giving DCS the ability to process a wide spectrum of transactions for its large client base.  In addition agreements have been signed with Walk In Money, located in Texas, to allow for the RedFin Network to offer debit card loading, bill payment, and money transfer at over 3000 locations nationwide.  Integration with Walk In Money will be completed in the 4th quarter.  The RedFin Network Payment Gateway currently is integrated with 13 processing platforms, making it one of the most robust Payment Gateway’s in the industry.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. – continued

For the quarter ending September 2008, the Company generated $88,696 in gross revenue from terminal sales and monthly recurring data plans. Payment Gateway revenues were insignificant during this period.  In October, 2008 Blue Bamboo/RedFin Network received its Receipt of Compliance for PCIDSS/CISP certification and acceptance by Visa of same.  We expect this long awaited approval to significantly increase Gateway transaction revenue for the 4th quarter.The following discussion is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2008 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

Results of Operation for Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

The Company generated $88,696 in revenue in the quarter ending September 30, 2008 compared to $0 in the same period in 2007. The increase in sales was attributable to the sales of the Company’s Blue Bamboo wireless terminals, the associated product accessories, and the sales of the data plans required to operate the terminals.

 Net loss for the quarter ending September 30, 2008 was ($254,631) compared to a net loss of ($252,248) for the same period ending September 30, 2007. The losses in both periods are due to the Company’s continuing working capital constraints that have hindered the execution of our sales and marketing plan.

The Company had total assets of $86,322 at the end of the quarter September 30, 2008, compared to $70,811 for the period ended December 31, 2007.  This increase is primarily due to the purchase of inventory for our Virtual Payment Systems, Inc. subsidiary with the profits derived from our increased sales.

The Company had total liabilities of $3,973,804 at the quarter ended September 30, 2008, compared to $3,934,668 for the year ended December 31, 2007.

At September 30, 2008, the Company had $31,646 cash on hand compared to $15,041 at December 31, 2007.

At September 30, 2008, the Company had accounts receivable of $12,662 compared to $0 at December 31, 2007. This increase in accounts receivable is due to sales of the Company’s Blue Bamboo wireless terminals, the associated product accessories, and the sales of the data plans required to operate the terminals.

Although the Company expects to continue to increase revenues going forward, the Company expects to continue to incur losses through the fourth quarter of 2008. There can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth. Management does not view our business as having any seasonal aspects.

We have no off-balance sheet arrangements.

Results of Operation for the Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The Company generated $137,400 in revenue in the nine months ending September 30, 2008 compared to $25,000 in the same period in 2007. The increase in sales was attributable to the sales of the Company’s Blue Bamboo wireless terminals, the associated product accessories, and the sales of the data plans required to operate the terminals.

Net loss for the nine months ending September 30, 2008 was ($859,993) compared to a net loss of ($844,936) for the same period ending September 30, 2007. The losses in both periods are due to the Company’s continuing working capital constraints that have hindered the execution of our sales and marketing plan.

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

Liquidity and Capital Resources  - continued

At September 30, 2008, the Company’s total assets of $86,322 were exceeded by our total liabilities of $3,973,804. We had a working capital deficit of $3,887,481. We believe that additional working capital of up to approximately $2,000,000 will need to be raised in the form of debt, equity or some other financing to meet our anticipated cash needs for at least the next 12 months. In the event financing is needed in the future, there can be no assurance that it will be available to the Company in an amount and on terms acceptable to us.  With the exception of our limited existing credit line with Commercial Holding AG, we have no current agreements, arrangements, or understanding for such needed capital.

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

As of September 30, 2008, the Company is in default on certain of its debt obligations, specifically its convertible debt in the principal amount of $297,500 together with total unpaid interest due and accruing in the amount of $78,974, a promissory note in the principal amount of $50,000 together with total unpaid interest due and accruing in the amount of $9,148, Thirteen Container Notes debt in the principal amount of $1,410,000 together with total unpaid interest due and accruing in the amount of $753,788, and 3 Notes in the principal amount of $65,000 together with total unpaid interest of  $5,953 as of September 30, 2008.

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

The $500,000 line of credit included the assumption by Commercial Holding, AG, of $172,700 in notes due to HEB, LLC by the Company issued in 2008 resulting in net new funds available to the Company in the amount of $327,300. As of September 30, 2008 the Company has used $434,200 of it’s $500,000 line of Credit.

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

The Company is in default on certain of its debt obligations, specifically its convertible debt in the principal amount of $297,500 together with total unpaid interest due and accruing in the amount of $78,974, a promissory note in the principal amount of $50,000 together with total unpaid interest due and accruing in the amount of $9,148, and 17 Container Notes debt in the principal amount of $1,410,000 together with total unpaid interest due and accruing in the amount of $753,788, and 3 Notes in the principal amount of $65,000 together with total unpaid interest of $4,953 as of September 30, 2008

Negotiations are ongoing with these creditors. While there are currently no legal proceedings against the Company, some of the Company’s creditors have the legal right to initiate such proceedings in the event of default and upon unsuccessful renegotiation of the Company’s debt.

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending September 30, 2008, we sold the following securities pursuant to Section 4(2) under the Securities Act of 1933, as amended, (the “Securities Act”) based upon the limited number of offerees, their relationship to the Company, their degree of sophistication, the number of shares or other securities offered, the size of the offering, and the number of such offerings.

During the quarter ending September 30, 2008, the following equity transactions occurred:

As of September 30, 2008, the Company had used $434,200 of the $500,000 Line of Credit from Commercial Holding, AG. This amount includes $172,700 of debt previously owed to HEB, LLC by the Company for borrowings in 2008. The funds were used for general business purposes.

During the quarter ended September 30, 2008, the Company issued 500,000 shares of Rule 144 restricted Company stock to an officer of the Company relating to the renewal of an employment contract. These shares were valued at the sum of $5,000. An additional 250,000 shares were issued to the same individual for services to the Company as a Director. These shares were valued at $2,500.

Item 3.	Defaults Upon Senior Securities.

During 2005, the Company issued seventeen (17) short-term notes (average 90-days) with a specific rate of return to acquire funds to invest in high yield activities (e.g. Container financing/investment). As of September 30, 2008, the Company’s short-term notes payable relating to its previous container financing business total $1,410,000. The Company has also accrued $753,788 interest on these notes. All seventeen Notes are in default and are accruing interest at the rate of 18% per annum.

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

As of September 30, 2008, the Company still had $297,500 of outstanding principal and $78,974 accrued interest associated with its 2006 convertible notes. The Company is in default of its principal and accrued interest payments on these notes.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

(a)	None

(b)
There were no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors since our last disclosure in our Form 10-KSB for the period ending December 31, 2007.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Lowell Schultz Consulting Agreement

10.2	Fasci Employment Agreement

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.

Date: November 10, 2008	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: Principal Executive Officer

Date: November 7, 2008	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer