Form 10KSB/A
period 2007-12-31
SECURED FINANCIAL NETWORK, INC.
filed 2008-11-24
CIK 1100394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
SECOND AMENDMENT

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

To simplify the language in this Form 10-KSB , as amended , Secured Financial Network, Inc., a Nevada Corporation, is referred to herein as the “Company” or “We.”

EXPLANATORY NOTE

This Form 10-KSB/A is being filed to include language inadvertently omitted in Paragraph 3 of the Section 302 certifications previously filed in the registrant's Form 10-KSB/A First Amendment and filed herewith as Exhibits 31.1 and 31.2.

PART I

This report on Form 10-KSB , as amended,  and documents incorporated herein by reference contain certain “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995, which involve substantial risks and uncertainties. When used in this report and in other reports filed by the Company, the forward-looking statements are often identified by the use of such terms and phrases as “anticipates,” “believes,” “intends,” “plans,” “expects,” “seeks,” “scheduled,” “foreseeable future’ and similar expressions. Although the Company believes the understandings and assumptions on which the forward-looking statements in this report are based are reasonable, the Company’s actual results, performance and achievements could differ materially from the results in, or implied by, these forward-looking statements. Certain factors that could cause or contribute to such differences include those discussed in “Management’s Plan of Operation” and elsewhere herein.

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

Item 13.	Exhibits.

Exhibit No.	Description

10.1	Jeffrey Schultz Employment Agreement [1]

10.2	12/7/07 promissory note [1]

10.3	12/31/07 promissory note [1]

31.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14

31.2	Certificate of Chief Financial Officer as Required by Rule 13a-14(a)/15d-14

32.1
Certificate of Principal Executive Officer and Chief Financial Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

1. Incorporated by reference to the Company's Annual Report on Form 10-KSB as filed with the SEC on April 15, 2008.

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

Tax Fees

None

All Other Fees

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.

Date: November 24, 2008	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: Principal Executive Officer

Date: November 24, 2008	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report,as amended.

Date: November 24, 2008	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: Director

Date: November 24, 2008	By:	/s/ Michael E. Fasci
Michael E. Fasci
Title: Director