Form 10-Q/A
period 2008-09-30
SECURED FINANCIAL NETWORK, INC.
filed 2008-11-24
CIK 1100394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q /A
FIRST AMENDMENT
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

EXPLANATORY NOTE

This Form 10-Q/A is being filed to include language that was inadvertently omitted in Paragraph 3 of the Section 302 certifications previously filed and filed herewith as Exhibits 31.1 and 31.2.

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

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Lowell Schultz Consulting Agreement [1]

10.2	Fasci Employment Agreement [1]

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial Officer

32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1. Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the SEC on November 10, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report , as amended,  to be signed on its behalf by the undersigned thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.

Date: November 24, 2008	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: Principal Executive Officer

Date: November 24, 2008	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer