Form 10-K
period 2008-12-31
SECURED FINANCIAL NETWORK, INC.
filed 2009-04-15
CIK 1100394

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission file number: 000-28457

SECURED FINANCIAL NETWORK, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0955239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1180 SW 36 Avenue, Suite 204, Pompano Beach, Florida	33069
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	954-376-5611

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

Securities registered under Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes     ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $420,000 on June 30, 2008.

Indicated the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.  50,650,020 shares of common stock are issued and outstanding as of April 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to implement our business plan and generate revenues, our ability to raise sufficient capital to fund our operations and pay our obligations as they become due, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

Unless specifically set forth to the contrary, when used in this report the terms “Secured Financial", "we"", "our", the "Company" and similar terms refer to Secured Financial Network, Inc , a Nevada corporation and its wholly-owned subsidiary Virtual Payment Solutions, Inc., a Florida corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2008” refers to the year ended December 31, 2008 and “2007” refers to the year ended December 31, 2007.  The information which appears on our website at www.virtualpaymentsolutions.com is not part of this report.

PART I

ITEM 1.	BUSINESS.

Overview

We are a valued added provider of payment transaction processing platforms and equipment marketed to and utilized by traditional “brick and mortar”, and Internet e-commerce merchants and those using mobile or wireless devices to conduct business. We operate through our wholly owned subsidiary Virtual Payment Solutions, Inc. (VPS)  Our Company websites are www.securedfinancialnetwork.com and www.virtualpaymentsolutions.com .

VPS markets its products and services through the branded name RedFin Network.  These products and services today include:

Blue Bamboo H-25 Wireless all-in-one transaction terminal
Blue Bamboo P-25 printer and printer card swipe device
Blue Bamboo Blue Box table pay restaurant solution
Blue Bamboo PCI Compliant and Visa certified Payment Gateway
RedFin Sidebar Quickbooks interface

All of the transaction products are integrated with the Payment Gateway, which connects merchants utilizing IP based terminals and wireless devices using Bluetooth, Ethernet, and GPRS to acquiring processors and banks for approval or denial of credit and debit card charges.

The RedFin Payment Gateway is a customized credit/debit card processing platform serving as the connection between the customer at point-of-sale to the financial networks for the acceptance of card payment by merchants.  Most card transactions worldwide are processed by third party providers in compliance with financial institutions.  The Payment Gateway processes all credit card types which include Visa, MasterCard, American Express, Discover, JCB, and EBT through transaction terminals, virtual terminals, and wireless mobile devices.  The Payment Gateway received its PCI/DSS Compliance in October 2008 and is listed on the Visa’s approved Payment Gateway list as of March 2009.

The PCI/DSS Standard was developed by the major credit card associations as a guideline to help organizations that process card payments prevent credit card fraud, cracking and various other security vulnerabilities and threats. A company processing, storing, or transmitting payment card data must be PCI compliant or risk losing their ability to process credit card payments and being audited and/or fined. Merchants and payment card service providers must validate their compliance periodically.

The Blue Bamboo Products and Payment Gateway is marketed through non-exclusive  reseller agreements with ISO’S (Independent Sales Organizations) and VAR’s (Value Added Resellers) selling products and merchant services to end customers throughout the U.S.  Revenue is generated from  sales of  terminal products, by monthly data plans required to operate wireless products, licensing fees for software and per transaction fees charged for each transaction passing through the Payment Gateway to end acquiring processors such as Vital, Global all First Data Networks, PaymentTech, Heartland, Valutec and others already integrated with the Payment Gateway.    All Internet merchants, certain brick and mortar merchants using IP based transaction terminals, and mobile wireless transaction devices require a gateway to pass transactions from their customer’s use of a payment form to the acquiring bank/processor.

The Payment Gateway can also be re-branded for other large associations requiring their own name recognition by the ISO/Merchant customer base.  Currently we private label the Payment Gateway for our customers Sure Gate, Blackstone Merchant Services, Diversified Check Solutions, and Versatile Pay.

The Payment Gateway has incorporated a shopping cart emulator, which allows Internet merchants currently using other competitive Payment Gateway’s to integrate with the RedFin Network in a quick and efficient manner without disruption of their business.  The shopping cart emulator has integrated the top 120 carts currently used by Internet merchants.

VPS has developed a Windows based software for its Blue Bamboo P-25 printer and card-swiper for use with PC’s allowing for processing of credit/debit card, check, ACH, Check21 transactions.  It has also developed the RedFin Sidebar allowing merchants to directly interface the RedFin Payment Gateway with QuickBooks.

The Company will continue its objective to keep a low cost efficient overhead by outsourcing warehousing and terminal products handling  non-exclusively  to Paragon Services, Inc. located in Georgia ( www.paragonservices.net ) and  JR’s POS Depot located in South Florida ( www.jrsposdepot.com )  all trusted names in the payment products distribution marketplace.  In addition, all Level 1 and 2 customer service related questions have also been outsourced to CardWare International with a 24/7 response to customer trouble tickets within 15 minutes.

ITEM 1.	BUSINESS. - continued

Principal Suppliers

The Company entered into Exclusive Agreement for the distribution of all products manufactured by Blue Bamboo in the US and  Chase Peabody for the distribution of its Checknique double-sided check scanner to the  Merchant Processing Industry as of March 1, 2009.  Under the terms of the agreement with Blue Bamboo, the Company was appointed exclusive reseller in the U.S. and a non-exclusive reseller in Canada for Blue Bamboo’s H50 POS terminals and its P25 and P25-M printers for a term expiring in January 31, 2014.

Sales and Marketing

The Company has displayed and marketed its various products and services at the ETA (Electronic Transaction Association), the6Western Acquirers Show, and Southeast Acquirers Show during 2008.   As a result of our marketing, the Company has signed on 40  ISO’s (Independent Sales Organizations) to resell its products and services nationwide. The Company has launched a year-long promotional campaign in The GreenSheet, the most widely read publication in the processing industry, in cooperation with Blue Bamboo creating further market awareness of our products and services.  The Company intends to continue to present its products in as many venues as it can within the constraints of available funds.  It will continue to aggressively solicit and grow its numbers of IOS and VAR resellers in the US during 2009.

Under its Agreement Blue Bamboo and Chase Peabody will forward all sales leads generated by their websites and advertising in the US.

Intellectual Property

The Company maintains the rights to it’s names and website addresses. We may seek to protect our intellectual property through copyrights, trademarks, patents, trade secrets, confidentiality provisions in our customer, supplier, potential investors, and strategic relationship agreements, nondisclosure agreements with third parties, and invention assignment agreements with our employees and contractors, although we do not execute such agreements in every case. Our protection efforts may prove to be unsuccessful, and unauthorized parties may copy or infringe upon aspects of our technology, services or other intellectual property rights. In addition, these parties may develop similar technology independently. Existing trade secret, copyright and trademark laws offer only limited protection and may not be available in every country in which we will offer our services.

As with phone numbers, we do not have and cannot acquire any property rights in an Internet address.  The regulation of domain names in the United States and in other countries is also subject to change.  Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

The Company also maintains its right to the Envoii Payment System that it bought in 2006.  As of March 2009 the Company has designed and built its RedFin Sidebar that allows for the direct interface for QuickBooks with the RedFin Payment Gateway.  RedFin will sell this product as a software license. It has also designed and built its windows based software for use with the P-25 card printer and card swiper. This product will be sold for use for PC based transaction processing.

Competition

The Company faces significant competition in the marketplace from payment gateways in operation for the past 10 years such as Authorized.net, a company recently acquired by Cybersource for nearly $700 million.  Authorized represents transaction volume from approximately 190,000 Internet merchants.   Additional gateway competitors include EFS Net, Secure Pay, LinkPoint and others.  The Company is positioning itself in a niche market providing high volume merchants a very competitive pricing model per transaction, excellent gateway technology, superior customer service, and features not available from other gateway’s such as merchant terminal integration, ACH, and recurring billing, to name a few. Currently, the are in excess of 5 million Internet merchants with nearly 5000 new ones opening on a daily basis requiring a shopping cart and payment gateway. (Statistics gathered from SIC Code Info and the Green Sheet, an industry trade source).

The marketplace for wireless merchant terminals is comprised of approximately six major players, including Verifone, Way Systems, and Nurit.  The Company believes it will be successful in marketing the Blue Bamboo wireless merchant terminal product line based on its cost to end users.  It is nearly 40% less than the competitor’s product’s, which do not include features such as Pin Debit and Check Guarantee/Verification.  The terminals come ready to use out of the box because of its integration with the RedFin Network Gateway.  There are approximately 2.3 mobile merchants in the US with less than 10% of them having a wireless payment method installed. (Statistics gathered from SIC Code info and Green Sheet)

Most of our competitors are well-established companies and have substantially greater financial resources than we have.  There are no assurances we will ever effectively compete in our target market.

ITEM 1.	BUSINESS. - continued

Employees

As of April 10, 2009 the Company had 5 employees.

History of the Company

Secured Financial Network, Inc. (originally Loughran/Go Corporation prior to name change to 12 To 20 Plus, Inc.), was incorporated in April 26, 1996.

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

On January 11, 2005 the Company changed its name to Secured Financial Network, Inc. (“the Company”). From January 2005 until December 2005 the Company engaged in investment of capital to fund short-term transactions of close-out or distressed container sized products.

 In October 2007, we formed a wholly owned subsidiary, Virtual Payment Solutions, Inc., a Florida corporation  ("VPS"). All payment processing and Payment Gateway business is performed within our VPS subsidiary.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.  If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

We have not operated profitably since inception, and there are no assurances we will ever generate revenues or profits.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the near future.  In October 2007, we commenced our current operations with our subsidiary Virtual Payment Solutions, Inc. and since then we have reported minimal, but growing revenues.  For fiscal 2007 we reported a net loss of $1,676,894.  During fiscal 2007 cash used in operations was $261,481, and at December 31, 2007 we had a working capital deficit of $3,896,294 and an accumulated deficit of $6,485,142.  For fiscal 2008 our net loss was $1,291,851.  During fiscal 2008 cash used in operations was $600,761, and at December 31, 2008 we had working capital deficit of $4,029,163 and an accumulated deficit of $7,776,993.  There is no assurance that we will be able to fully implement our business model, generate any future revenues or operate profitably in the future. Our failure to generate substantial revenues and achieve profitable operations in future periods will adversely affect our ability to continue as a going concern.  If we should be unable to continue as a going concern, you could lose all of your investment in our company.

We will need additional financing which we may not be able to obtain on acceptable terms.  If we cannot raise additional capital as needed, our ability to execute our business plan and grow our company will be in jeopardy.

Capital is needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary for the effective implementation of our business plan.  Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses.  On December 31, 2008, we had cash on hand of $3,706 which we believe will be insufficient to fund our existing operating expenses for the next 12 months.  In addition, we have approximately $4,114,146 of debt which is either past due or which will become due in 2009 and we do not have the funds to pay these obligations.  We will need to raise additional capital to fund the future growth of our company, including continued investment in growing our customer base and our development of new promotional campaigns as well as product development.  We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the size of our company and the current uncertainties in the capital markets.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us.  If we do not raise funds as needed, our ability to continue to implement our business model is in jeopardy and we may never be able to achieve profitable operations.  In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

ITEM 1A.	RISK FACTORS - continued

Our auditors have raised substantial doubts about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements at December 31, 2008 raises substantial doubts about our ability to continue as a going concern based our losses since inception.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described above, we believe our current working capital is insufficient to sustain our current operations for the next 12 months and we will need to raise additional working capital for marketing expenses as well as product development in order to continue to implement our business model.  If our estimates as to the insufficiency of these funds is correct, in addition to raising capital to fund the continued implementation of our business model we will also need to raise funds to pay our operating expenses.  If such funds are not available to us as needed, we may be forced to curtail our growth plans and our ability to grow our company will be in jeopardy.  In such event, we may not be able to continue as a going concern.

Our primary assets serve as collateral under a line of credit.  If we should default on this obligation, the holder could foreclose on our assets and we would be unable to continue our business and operations.

We have granted the lender under the line of credit a security interest in the stock of our Virtual Payment Solutions, Inc. subsidiary and all of its assets.  These assets represent substantially all of our operations.  If we should default under the repayment provisions of this obligation, the lender could seek to foreclose on these assets in an effort to seek repayment under the obligation. If the lender was successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected.   In such an event we would be forced to cease operations.

We have approximately $1,410,000 principal amount in debt that we have not repaid and which is in default.

As of December 31, 2008 the Company is in default on certain of its debt obligations, specifically 13 Container Notes debt in the principal amount of $1,410,000 together with unpaid interest due and accruing in the amount of $817,760 as of December 31, 2008.While there are currently no legal proceedings against the Company, and the notes are unsecured, these note holders  have the legal right to initiate proceedings in an effort to collect these amounts.  In that event, we would incur legal fees in defending these actions and our management would be required to devote time to the litigation which would distract from our operations.

We are materially reliant on the Reseller Agreement with Blue Bamboo.

Under the terms of the Reseller Agreement with Blue Bamboo we are required to make minimum monthly purchases of merchandise from that company.  In addition, we are required to pay 50% of the cost of the equipment prior to the monthly shipment and the balance within 30 days of delivery of the merchandise to a U.S. port.  Because resale of the Blue Bamboo products represents substantially all of our revenue, presently we are materially dependent upon our relationship with Blue Bamboo.  While we currently have complied with all minimum purchase requirements, should we fail to make these minimum monthly purchases, or otherwise comply with the terms of the agreement, Blue Bamboo has the right to terminate or materially modify the agreement.  Unless we were able to immediately replace Blue Bamboo with another supplier, of which there are no assurances, any termination or modification of the agreement could result in a substantial decrease in our revenues which would adversely impact our ability to continue as a going concern.

Because our operating history is limited and the revenue and income potential of our business and markets are unproven, we cannot predict whether we will meet internal or external expectations of future performance.

We believe that our future success depends on our ability to develop revenue from our operations, of which we have a very limited history.  Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with a limited operating history.  These risks include our ability to:

•	attract customers to our products and services;
•	increase awareness of our brand and attempt to build customer loyalty;
•	maintain and develop new, strategic relationships;
•	derive revenue from our customers from premium based services;
•	respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations among our competitors; and
•	attract and retain qualified management and employees.

Our future success and our ability to generate revenues depend on our ability to successfully deal with these risks, expenses and difficulties. There are no assurances we will be able to successfully overcome any of these risks.

ITEM 1A.	RISK FACTORS - continued

Our common stock is currently quoted on the OTC Bulletin Board, but trading in this security is limited, and trading in this security is, or could be, subject to the penny stock rules.

Currently, our common stock is quoted on the OTC Bulletin Board.  The market for our Company’s stock is limited and there are no assurances that an active market for our stock will be available.  Additionally, securities which trade at less than $5.00 per share, such as our securities, are considered a “penny stock,” and subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934 (the “Exchange Act”).  Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements.  SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements would severely limit the liquidity of our securities in the secondary market because few broker or dealers are likely to undertake these compliance activities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable to a smaller reporting company.

ITEM 2.	PROPERTIES.

Our principal executive offices are located in approximately 1,000 square feet of office space that we lease from an unrelated third party for approximately $2,255.00 per month under a lease agreement expiring in October 2010.

ITEM 3.	LEGAL PROCEEDINGS.

We were not a party to any legal proceedings during the reporting period, and we know of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in his or her capacity as such.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board under the symbol “SFNL.” The following table shows the high and low closing prices for our common stock for each quarter in the last two fiscal years as reported by the OTC Bulletin Board. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

January 1, 2008 to December 31, 2008 (OTC Bulletin Board)	High	Low
First quarter	$0.06	$0.01
Second quarter	0.04	0.01
Third quarter	0.05	0.01
Fourth quarter	0.07	0.02

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

January 1, 2007 to December 31, 2007 (OTC Bulletin Board)	High	Low
First quarter	$0.12	$0.04
Second quarter	0.11	0.01
Third quarter	0.10	0.02
Fourth quarter	0.12	0.03

On April 13, 2008 the last sale price of our common stock as reported on the OTC Bulletin Board was $0.082 per share.  As of April 10, 2009 we had 50,650,020 shares of common stock outstanding, held by approximately 240 shareholders.

Dividend policy

We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained to retire debt and for the operation of the business. Under Nevada law, we are prohibited from paying dividends if the distribution would result in our company not being able to pay its debts as they become due in the usual course of business, or if our total assets would be less than the sum of our total liabilities plus the amount that would be needed were to be dissolved at the time of distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2008:

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

(1) Represents shares available for issuance under our 2004 EMPLOYEES/CONSULTANTS COMMON STOCK COMPENSATION PLAN (the “Plan”).

The Plan was established on August 3, 2004, effective August 3, 2004, to amend and restate the Company's 2003 Employees/Consultants Stock Compensation Plan, to offer directors, officers and selected key employees, advisors and consultants an opportunity to acquire a proprietary interest in the success of the Company to receive compensation, or to increase such interest, by purchasing Shares of the Company's common stock.  We have reserved up to 10,000,000 shares of our common stock for issuance under the Plan.  The Plan provides both for the direct award or sale of Shares and for the grant of Options to purchase Shares.  Options granted under the Plan may include non-statutory options, as well as ISOs intended to qualify under section 422 of the Code.

The Plan is intended to comply in all respects with Rule 16.3 (or its successor) under the Exchange Act and shall be construed accordingly.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Recent Sales of Unregistered Securities

On October 1, 2008, the Company issued 500,000 shares of its common stock valued at $15,000 to Jeffrey Schultz, the Company’s CEO, as compensation in accordance with his Employment Agreement.

On October 1, 2008, the Company issued 250,000 shares of its common stock valued at $7,500 to Jeffrey Schultz, the Company’s CEO, as compensation for serving as a director in 2007.

On October 1, 2008, the Company issued 100,000 shares of its common stock valued at $3,000 to David Rappa, the President of the Company’s Virtual Payment Solutions, Inc. subsidiary, in accordance with his Employment Agreement.

On October 1, 2008, the Company issued 649,132 shares of its common stock to Commercial Holding, AG in payment of accrued interest in the amount of $16,228 on the Company’s line of credit through September 30, 2008.

On December 10, 2008 the Company issued 2,000,000 shares of stock, along with 1,000,000 warrants convertible at $.10 for three years to Commercial Holding, AG as additional consideration for extending the Company’s line of credit an additional $200,000.  These securities were valued at $147,987.

On December 31, 2008 the Company issued 2,000,000 to Keystone Equity Partners in exchange for an outstanding $50,000 convertible note. The 2,000,000 shares completely satisfied the note.

The recipients in each of the foregoing transactions were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Seton 4(2) of that act.

ITEM 6.	SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion is intended to provide an analysis of the Company’s financial condition and results of operation and should be read in conjunction with the Company’s financial statements and the notes thereto set forth herein. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. The Company’s actual results could differ materially from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

Overview

Secured Financial Network, Inc. is a valued added provider of payment transaction processing platforms and equipment marketed to and utilized by traditional “brick and mortar”, and Internet e-commerce merchants and those using mobile or wireless devices to conduct business. We operate through our wholly owned subsidiary Virtual Payment Solutions, Inc. (VPS)

The Company generates revenues from the sale of the Blue Bamboo wireless terminals, its recurring monthly data plans and sales of its RedFin Gateway transaction platform.

The Company significantly increased its sales in 2008 as a result of securing a credit line and utilizing these funds to generate revenues by purchasing more terminals.

The Company has not yet achieved the ability to sustain its operations solely through its sales and as a result we will need additional funding to maintain and grow our operations. Management anticipates achieving a “cash-flow-positive” status in 2009.

Funding our operations has, and continues to be, our biggest challenge. However, as our sales grow and our products achieve greater exposure in the industry, we anticipate that our ability to raise funds based on our achievements will become easier.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have incurred net losses each year since inception and have relied on the sale of our securities from time to time and loans from third parties to fund our operations.  These recurring operating losses have led our independent registered public accounting firm Sherb & Co, LLP to include a statement in its audit report relating to ours audited consolidated financial statements for the years ended December 31, 2008 and 2007 expressing substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future.  We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed.  There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

Results of Operation for Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

The Company generates revenues from the sale of the Blue Bamboo wireless terminals, its recurring monthly data plans and sales of its RedFin Gateway transaction platform.  Revenues for 2008 increased approximately $173,000, or approximately 319% from 2007.  The increase reflects the Company’s ability to execute its business plan in 2008 made possible by the funds made available to us via our credit line. These funds were not available in 2007.

Our cost of goods sold includes the payment processing terminals we sell as well as the recurring expenses to maintain the service to the terminals. Our cost of goods also includes the monthly licensing fees associated with maintaining and operating our payment gateway.  In 2008 our cost of goods sold as a percentage of revenue was approximately 100% as compared to approximately 39% in 2007.  The increase in our cost of goods sold in 2008 as compared to 2007 reflects the Company’s use of its Payment Gateway to generate revenues in 2008 compared to no Gateway revenue in 2007. The Company pays a recurring minimum $10,000 monthly fee to its Payment Gateway provider Blue Bamboo. The Company’s Gateway business was in the development stage in 2007 and the Gateway fees were not included in cost of sales. As sales were generated by the Gateway in 2008, the monthly Gateway fees were included in our cost of sales to accurately reflect the costs of the revenues associated with the Payment Gateway.  As our sales increase the amount of this monthly fee will be amortize over a greater revenue number which should result in a return to a gross profit in 2009, although we are unable at this time to predict the percentage.

Total operating expenses for 2008 decreased approximately $682,000, or approximately 35%, from 2007, and included increases in:

•
administrative expenses, which includes rent, salaries and general overhead costs increased approximately $181,000, or approximately 52%, in 2008 as compared to 2007. An increase in staffing and administrative support in 2008 to enable our increased sales effort accounted for the majority of these expenses.  We anticipate that administrative expenses in 2009 will continue to grow but at as lesser percentage of sales than seen in 2008.

•
professional and consulting fees, which includes sales and marketing consultants as well as investor relations services increased approximately $52,000, or approximately 35%, in 2008 as compared to 2007.  We anticipate that professional and consulting fees  in 2009 will not significantly increase with the exception of investor relations services. The Company engaged a new investor relations firm in November of 2008 at an expense of $5,000 per month, and

•	derivative and liquating expense of approximately $33,000 related to our secured convertible notes which reflects the conversion of certain of those notes.

These increases were offset by decreases in:

•	bad debt expense of $76,490,

•
depreciation and amortization of approximately $58,000 in 2008 from 2007 which reflects a decrease in amortization expense of approximately $58,000 related to deferred financing expenses offset by a slight increase in depreciation,

•	asset impairment expense of $400,000 related to our Envoii System licensing agreement, and

•	interest expense of approximately $413,000 which reflects the satisfaction of certain outstanding debt during 2008.

We reported other income of $263,520 in 2007 which represented the sale of our All-In-Mall asset as well as the elimination of $188,500 worth of debt owed to note holders of our previous container business. There was no comparable transaction in 2008.

Net loss for 2008 was ($1,291,851) compared to a net loss of ($1,676,894) for 2007. The decrease in loss was primarily attributable to both the reduction in derivative and liquidating liabilities associated with our convertible debt taken during 2008 compared to 2007 and the increase in sales and the associated profits.

Although the Company expects to generate increased revenues in 2009, due to sales of its wireless terminals and gateway transaction revenue, the Company expects to continue to incur losses at least through the first half of 2009, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company's needs for cash.  At December 31, 2008 we had cash on hand of $3,706 and working capital deficit of $4,029,163 as compared to cash on hand of $15,041 and a working capital deficit of $3,896,294 at December 31, 2007.

The Company had total assets of $242,117 at December 31, 2008, compared to $70,811 at December 31, 2007. This overall increase in total assets is due to increases in both our inventory and accounts receivable as well as approximately $140,000 in deferred financing fees attributable to our line of credit extension with Commercial Holding, AG which is described later in this section.  The Company had total liabilities of $ 4,114,146 at  2008, compared to $3,934,669 at 2007.

At December 31, 2008 our current assets increased approximately $46,600 from December 31, 2007 and included increases in accounts receivable $51,074 and inventory $20,579 which were offset by decreases in cash ($11,335), employee cash advances to Mr. Schultz for travel and similar expenses to be incurred on our behalf ($8,710) and prepaid expenses ($5,000).  Our customary terms offered our customers are payment prior to shipment. Most of our sales transactions are pre-paid by credit card or ACH. The inventory increase in 2008 reflects increased purchases of terminal products and accessories related to our increased sales.

At December 31, 2008 our current liabilities increased approximately $179,000 from December 31, 2007, and included increases in accounts payable ($84,944), notes payable ($65,000), accrued expenses ($189,392) and our line of credit ($577,584) offset by decreases in derivative and liquidating liabilities $387,443 and secured convertible notes, net ($350,000).

At December 31, 2008, we had $1,475,000 of notes payable which includes $65,000 principal amount of 10% notes which due between September and December 2009.  We have not paid the interest as due under these notes which totals $825,352 at December 31, 2008.

In 2005 we issued short term notes, averaging 90 days, with a specific rate of return to acquire funds to invest in high yield activities which we refer to as container financing notes.   At December 31, 2008 there is $1,410,000 principal amount due together with unpaid interest due and accruing in the amount of $817,760 on these notes, all of which are in default and accruing interest at 18% per annum.

Between September 2006 and October 2006 we sold an aggregate of $597,500 principal amount secured convertible notes which were due between September 2007 and October 2007.  The notes are convertible into shares of our common stock as described in greater detail in Note 4 to the Notes to Consolidated Financial Statements appearing elsewhere in this report which is generally the lesser of 60% of the market value of our stock or $0.10 per share.  We were obligated to file a registration statement with the Securities and Exchange Commission to register the shares of common stock underlying these notes and the warrants we issued the investor in the transaction.  We have not filed this registration statement and are liable for liquidated damages which are $ 558,748 at December 31, 2008.  At December 31, 2008 we owed $297,500 principal amount of convertible notes.  In February 2009 the Company negotiated an amendment to the terms of the original notes. The significant terms of the amendment were as follows:

•	Principal amount is to be $352,232
•	Maturity date is December 31, 2009,
•	Note carries 7% per annum interest rate
•	The lender immediately converted $40,000 of principal into 1,025,641 shares of our common stock thereby reducing the principal to $312,232
•	Conversion rights are frozen until July 1, 2009, and
•	If we should default under the terms of the amendment, the original note terms then apply

Finally, at December 31, 2008 our balance sheet reflects $577,584 due under a line of credit.  In April 2008 we entered into a Credit and Loan Agreement with Commercial Holding, AG pursuant to which we were extended a $500,000 line of credit which we secured by the stock of our subsidiary, Virtual Payment Solutions, Inc., and all of that company’s assets.   Upon the granting of this line of credit we issued Commercial Holdings, AG 2,000,000 shares of our common stock together with  five-year warrants to purchase an additional 1,000,000 shares of our common stock with an exercise price of $0.25 per share.  In December 2008 the agreement was amended to increase the maximum amount available under the facility to $700,000.  As consideration for this amendment we issued Commercial Holding, AG 2,000,000 shares of our common stock together with  five-year warrants to purchase an additional 1,000,000 shares of our common stock with an exercise price of $0.10 per share  Interest on the outstanding amount is 10% per annum, payable monthly.  We have used the proceeds for general working capital.

We do not have any commitments for capital expenditures.  Our sources of cash are the availability of funds under our line of credit and cash on hand.  As described elsewhere herein, we do not have sufficient funds to pay our outstanding debt obligations which are approximately $4,114,146 and we will need approximately $250,000 of additional working capital to fund our ongoing operations.  In addition, in the event we should fail to pay the interest under the line of credit which would result in an event of default, or if any other events should occur which would otherwise result in an event of default under the agreement, the amounts due under the credit line would become immediately due and payable.  If we were unable to pay these amounts, the lender could seek to foreclose on the assets of our subsidiary which represents substantially all of our operations.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Liquidity and Capital Resources - continued

We have no current agreements, arrangements, or understanding for such needed capital and there are no assurances we will be successful in raising the funds as necessary.  We face a number of obstacles in our attempts to raise capital, including our limited revenues, losses from operations, existing debt levels and past due nature of these obligations, the terms of the line of credit and secured convertible notes, illiquidity of the capital markets in general and the generally illiquid nature of our common stock among others.  In the event we do not receive approximately $100,000 by June 2009, we may have to reduce or curtail certain operations.  If we do not raise capital as necessary it is unlikely we will be able to continue as a going concern in which event stockholders could lose their entire investment in our company.

Off Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder's equity or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing or hedging services with us.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to inventories, and intangible assets.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that may not be readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model.  SFAS 123(R) is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation.  The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options.  The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ materially from historical data.  However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards.  SFAS 123(R) requires the recognition of the fair value of stock compensation in net income.  Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Derivative Liabilities

The Company accounts for its liquidated damages and embedded conversion features and free standing warrants pursuant to Emerging Issue Task Force (EITF) Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives.  The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements.  The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements.  Any subsequent increase or decrease in the fair value of the derivative liabilities, which are measured at the balance sheet date, are recognized as other expense or other income, respectively.

Income Tax Recognition of Deferred Tax Items

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  Significant management judgment is required in determining our deferred tax assets and liabilities. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to an amount that it believes is more likely than not to be realized.  As of December 31, 2008 we are fully reserved for our deferred tax assets.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. As a result of the undercapitalized nature of our Company, we are not able to fairly value our debts recorded.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are contained in pages F-1 through F-18, which appear at the end of this annual report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.  We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Exchange Act.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under the supervision and with the participation of our senior management, consisting of Jeffrey Schultz, our Principal Executive Officer and Michael Fasci, our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on this evaluation, our management concluded that, as of December 31, 2008, our internal control over financial reporting was not effective based on those criteria.  The following material weaknesses were identified from our evaluation:

Due to the small size and limited financial resources, the Company’s CFO and PEO are the only individuals involved in the accounting and financial reporting. Furthermore, our CEO performs his duties in Florida while our PEO performs his in Massachusetts. As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of the same individual, our CFO.  Usually, this lack of segregation of duties represents a material weakness; however, to remedy the matter, the Company plans to hire additional in-house accounting personnel in Florida as we expect sales in the short-term to reach levels where it is warranted. This will allow our CFO to spend more time performing high end accounting duties and make better use of his time. The PEO and CFO (who also comprise the Board of Directors) examine and approve all cash transactions. We will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

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

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

Names of Current Executive Officers and Directors	Age	Position	Date of Appointment
Jeffrey L. Schultz	58	Director / CEO / President	January 19, 2005
Michael Fasci	50	Director / CFO *	January 19, 2006

 *Appointed CFO August 1, 2006

Jeffrey L. Schultz is President/CEO/Director, 58, most recently served as Vice President of Sales and Marketing for InteleTech Corporation from January through November of 2004. From July of 2002 until December of 2003 Mr. Schultz acted as a consultant to various companies involved in the plastic printing and card issuance industries. From February of 2001 until July of 2002 Mr. Schultz was Director of Business Development for Continental Plastic Card Co. coordinating the financial and sales restructuring of the company and setting in motion a business plan for 2002, which made Continental Plastic profitable. Continental Plastic was in the top 10 plastic card printers in the USA. Prior to 2001 Mr. Schultz was the President of Strategic Funding, Inc. that since its inception in 1996, had been instrumental in providing consulting to various private and public companies and raised in excess of $20 million in capital. From 1990 until 1996 Mr. Schultz was the founder, an officer, and director of Aqua Care Systems, Inc., a manufacture of residential, commercial, industrial, and wastewater treatment plants. Aqua Care Systems became a public company in October 1993 after a successful NASDAQ offering. Mr. Schultz graduated with a B.A. Degree from Wayne State University in Detroit, Michigan in 1972. A copy of Mr. Schultz’s employment agreement is filed as an exhibit to this filing.

Michael E. Fasci Sr. EA, 50, is the founder, president, and CEO of Process Engineering Services, Inc., which has its principal executive offices located in East Freetown, MA. Process Engineering Services, Inc. designs and manufactures pollution recovery equipment primarily for the manufacturing industry with clients worldwide. In 1997, Mr. Fasci qualified for, and currently maintains Enrolled Agent status with the Internal Revenue Service. He also has developed a financial consulting and tax practice that serves primarily corporate clients. Mr. Fasci also currently owns and manages a number of other small businesses. Mr. Fasci has previously served on the Board of Directors of other publicly traded companies. He has successfully served in capacities including Chairman, President, CFO, and Audit Committee Chairman. A copy of Michael Fasci’s employment agreement was filed with the 3Q08 10-QSB as an exhibit and is hereto referenced.

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

In 2008 Mr. Schultz and Mr. Fasci each received 250,000 shares for their services as directors in 2007 valued in the amount of $2,500 and $7,500 respectively. No compensation has been paid to either Mr. Schultz or Mr. Fasci for their services as Directors in 2008.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE. - continued

Code of Ethics

In December 2008 we adopted a Code of Business Conduct and Ethics which applies to our officers, directors, employees and consultants.  This Code outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

•           compliance with applicable laws and regulations,
•           handling of books and records,
•           public disclosure reporting,
•           insider trading,
•           discrimination and harassment,
•           health and safety,
•           conflicts of interest,
•           competition and fair dealing, and
•           protection of company assets.

A copy of our Code of Business Conduct and Ethics is filed as an exhibit to this report.  In addition, we will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 1180 SW 36th Avenue, Suite 204, Pompano Beach, FL 33069 Attention: Corporate Secretary.

Committees of the Board of Directors

Our Board of Directors has not yet established an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function.  The functions of those committees are being undertaken by the entire board as a whole.  Because we have no independent directors, our Board of Directors believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our Board of Directors established a process for identifying and evaluating director nominees.  We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed.  Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors.  Given the early stage operations of our company and our lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future.  While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees.

Mr. Michael Fasci, who also serves as the Company's CFO, is an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K.  In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

 Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.  In the future we may seek to expand our Board of Directors to include additional independent directors which include one or more individuals who would qualify as an audit committee financial expert.  However, we have no immediate plans to expand our Board and there are no assurances we will ever do so.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2008. The value attributable to any option awards is computed in accordance with FAS 123R.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compen-sation ($)	Non-qualified deferred compensation earnings ($)	All other compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jeffrey L. Schultz (1)	2008	130,000	0	22,500	0	0	0	0	152,500
	2007	120,000	0	35,000	0	0	0	0	155,000

Michael E. Fasci (2)	2008	80,000	0	7,500	0	0	0	0	87,500
	2007	72,000	0	10,000	0	0	0	0	82,000

(1)           Mr. Schultz has served as our Chief Executive Officer since the Company’s inception in January of 2005. During fiscal 2007 and 2008 we granted Mr. Schultz Restricted Company stock awards in accordance with his employment agreement. Salary due Mr. Schultz for fiscal year 2007 in the amount of $88,000 is unpaid and is included in our liabilities at December 31, 2008.

(2)           Mr. Fasci has served as our Chief Financial Officer since August 1, 2006. During fiscal 2007 and 2008 we granted Mr. Fasci Restricted Company stock awards in accordance with his employment agreement.

Employment Agreements and narrative regarding executive compensation

On October 1, 2008 we entered into a one year Employment Agreement with Mr. Jeffrey Schultz to serve as our President and Chief Executive Officer.  Under the terms of the agreement as compensation for his services we pay Mr. Schultz an annual salary of $130,000.  We also issued him 500,000 shares of our common stock valued at $15,000 and he is entitled to a monthly car allowance of $300.00.  He is also entitled to receive medical, dental and ophthalmic benefits for Mr. Schultz and his family upon the same basis as may be made available to our other employees as well as four weeks of paid vacation.  We may terminate the agreement for cause, or in the event of his death or disability.  In the event we should terminate Mr. Schultz for any reason other than for cause during the term of the agreement we are obligated to pay him 12 months salary, benefits and car allowance as a severance.  Should we terminate the agreement for cause, should he terminate the agreement for any reason or in the event of his disability, he is not entitled to any severance benefits.  In the event of his death during the term of the agreement, his estate is to receive two months severance benefits and the cash value of any unused vacation.  The agreement contains customary confidentiality, non-circumvention and invention assignment clauses.

On August 1, 2008 we entered into an Employment Agreement with Mr. Michael Fasci to serve as our Chief Financial Officer.  Under the terms of the one year agreement, as compensation for his services we pay Mr. Fasci an annual salary of $80,000.  We also issued him 500,000 shares of our common stock valued at $5,000 and he is entitled to a monthly car allowance of $300.00.  He is also entitled to receive medical, dental and ophthalmic benefits for Mr. Fasci and his family upon the same basis as may be made available to our other employees as well as four weeks of paid vacation.  We may terminate the agreement for cause, or in the event of his death or disability.  In the event we should terminate Mr. Fasci for any reason other than for cause during the term of the agreement we are obligated to pay him three months salary, benefits and car allowance as a severance.  Should we terminate the agreement for cause, should he terminate the agreement for any reason or in the event of his disability, he is not entitled to any severance benefits.  In the event of his death during the term of the agreement, his estate is to receive two months severance benefits and the cash value of any unused vacation.  The agreement contains customary confidentiality, non-circumvention and invention assignment clauses.

The amount of compensation paid to Messrs. Schultz and Fasci, and the terms of the agreements, were negotiated with the Board of Director of which they were the sole two members of the Board of Directors at the time the agreements were finalized and executed.  Accordingly, they each had a significant influence in the terms thereof.

At December 31, 2008 we owed Mr. Schultz $88,000 in accrued but unpaid compensation pursuant to the terms of these employment agreements.

On October 1, 2008 our subsidiary, Virtual Payment Systems, Inc., entered into a one year Employment Agreement with Mr. David Rappa to serve as its President.  Under the terms of the agreement automatically extends for successive one year periods as compensation for his services we pay Mr. Rappa an annual base salary of $81,000, we issued him 100,000 shares of our common stock valued at $3,000.00, and he receives a monthly car allowance of $300.00.  In addition, Mr. Rappa is entitled to receive a commission equal to (i) 5% of the gross profit on all equipment and software sales, and (ii) a commission ranging from 2.5% to 3.5% on all Gateway revenue after the first $100,000.  Mr. Rappa is entitled to two weeks annual paid vacation and to participation in benefit programs we offer our other employees.  We may terminate his employment for cause, if Mr. Rappa terminates the agreement or in the event of his death or disability.  If we terminate the agreement for cause or in the event of his disability he is not entitled to any severance benefits.  If the agreement terminates upon his death, we are obligated to pay his estate two months salary. If we terminate the agreement without cause we are obligated to pay him three months compensation as a severance benefit. The agreement contains customary confidentiality, non-circumvention and invention assignment clauses.

ITEM 11.	EXECUTIVE COMPENSATION. - continued

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of the date hereof:

OPTION AWARDS						STOCK AWARDS

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jeffrey L. Schultz	0	0	0			0	0	0	0
	0	0	0			0	0	0	0

Michael E. Fasci	0	0	0			0	0	0	0
	0	0	0			0	0	0	0

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during fiscal 2008 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2008, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during fiscal 2008, except as follows:

•	Mr. Schultz failed to timely file two Form 4s reporting two transactions.

These delinquent reports have subsequently been filed.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

At April 10, 2009 we had 50,650,020  shares of common stock issued and outstanding.  The following table sets forth information known to us as of March 25, 2009 relating to the beneficial ownership of shares of our common stock by:

▪	each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
▪	each director;
▪	each named executive officer; and
▪	all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of the Company at 1180 SW 36th Avenue, Suite 204, Pompano Beach, FL 33069.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class

Jeffrey L. Schultz	6,565,950	13.2%
Michael E. Fasci (2)	2,946,666	5.9%
Commercial Holding, AG 325 Main Street, Suite 240 Lexington, KY 40507	4,649,132	9.4%
The Melanie S. Altholtz Irrevocable Trust 9803 Sweetwater Ave. Bradenton, FL 34202	6,333,333	12.8%
HEB, LLC 2225 E. Randol Mill Road, Suite 305 Arlington, TX 76011	4,715,950	9.5%
All officers and directors as a group (two persons)	9,512616	19.2%

(1)            Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise noted, such person has sole voting, investment, and dispositive power.

(2)           The number of shares beneficially owned by Mr. Fasci includes:

•	2,166,666 shares of common stock held by Mr. Fasci,
•	780,000 shares of common stock held of record by Process Engineering Services, Inc., Inc., a company owned by Mr. Fasci and over which he holds voting and dispositive control,
•	Process Engineering Services, Inc. also own 200,000 warrants exercisable at $0.10 and another 200,000 warrants exercisable at $0.50. These warrants expire March 1, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

Director independence

Neither of our directors is “independent” within the meaning of FINRA Marketplace Rule 4200

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for 2008 and 2007.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2008 and 2007.

	2008	2007

Audit Fees	$30,500	$30,500
Audit-Related Fees	0	2,700
Tax Fees	0	0
All Other Fees	0	0
Total	$30,500	$33,200

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-QSB and Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES. - continued

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by the our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2008 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Certificate of Incorporation (1)
3.3	Bylaws (1)
10.1	Jeffrey Schultz Employment Agreement *
10.2	David Rappa Employment Agreement *
10.3	2004 Employees/Consultants Common Stock Compensation Plan (2)
10.4	Michael Fasci Employment Agreement (3)
10.5	Commercial Holding AG - $200,000 Line of Credit Extension Agreement Dated 12/10/08*
10.6	The Nutmeg Group LLC - Shares for Accumulated Interest Agreement dated 12/31/08*
10.7	The Nutmeg Group LLC - Convertible Note Amendment dated 2/27/2009*
10.8	National Financial Communications Consulting Agreement and Option Agreement dated 11/25/08 *
10.9	[INTENTIONALLY OMITTED] (4)
10.10	Coneca Properties LLC Office Lease (5)
10.11	Commercial Holding AG – Credit & Loan Agreement Dated 4/7/08 (6)
10.12	Commercial Holding AG – Security Agreement Dated 4/7/08 (6)
14.1	Code of Ethics *
31.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14 *
31.2	Certificate of Chief Financial Officer as Required by Rule 13a-14(a)/15d-14 *
32.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code *
32.2	Certificate of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code *

*           Filed herewith.

(1)	Incorporated by reference to the Form 10SB12G - SEC File No. 000-28457 as filed on December 10, 1999.
(2)	Incorporated by reference to the Form S-8 - SEC File No. 333-118027 filed on August 9, 2004.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(4)	[INTENTIONALLY OMITTED]
(5)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2007.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 30, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.

Date: April 14, 2009	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: President and Chief Executive Officer

Date: April 14, 2009	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report, as amended.

Date: April 14, 2009	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: Director, President, Chief Executive Officer, principal financial officer

Date: April 14, 2009	By:	/s/ Michael E. Fasci
Michael E. Fasci
Title: Director, Chief Financial Officer, principal financial and accounting officer

Secured Financial Network, Inc.
CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - SHERB & CO, LLP	F-2

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders’ Deficit	F-5

Consolidated Statements of Cash Flows	F-6

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-7 to F-18

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Secured Financial Network, Inc.

We have audited the accompanying consolidated balance sheets of Secured Financial Network, Inc. as of December 31,   2008 and 2007 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and cash flows for each of the years ended December 31, 2008 and 2007, in conformity with generally accepted accounting principles in the United States.

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

/s/ Sherb & Co., LLP

SHERB & CO, LLP
Certified Public Accountants

New York, New York
April 13, 2009

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,	December 31,

	2008	2007

CURRENT ASSETS
Cash	$3,706	$15,041
Accounts Receivable	51,074	-
Employee Advances	623	9,333
Inventory	29,579	9,000
Prepaid Expenses	-	5,000

Total Current Assets	84,983	38,375

FURNITURE AND EQUIPMENT (NET)	12,241	5,666

OTHER ASSETS
Refundable Deposits	5,170	25,170
Investments Held for Sale	-	1,600
Deferred Financing Fees	139,724	-

Total Other Assets	144,894	26,770

TOTAL ASSETS	$242,117	$70,811

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$176,288	$91,344
Notes Payable	1,475,000	1,410,000
Accrued Expenses	1,029,026	839,634
Derivative and Liquidating Liabilities	558,748	946,191
Line of Credit	577,584	-
Secured Convertible Notes	297,500	647,500

Total Current Liabilities	4,114,146	3,934,669

LONG TERM DEBT		65,000

STOCKHOLDERS' DEFICIT
Common Stock authorized is 100,000,000
shares at $0.001 par value. Issued and
outstanding on December 31, 2008 is 49,624,379
and December 31, 2007 is 38,675,247 shares.	49,624	38,675
Additional Paid in Capital	3,855,341	2,517,610
Accumulated Deficit	(7,776,993)	(6,485,142)

Total Stockholders' Deficit	(3,872,028)	(3,928,858)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$242,117	$70,811

The accompanying notes are an integral part of these consolidated statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2008	2007

REVENUES
Sales	226,751	54,059

Cost of Goods Sold	227,177	21,000

Gross Profit	(426)	33,059

EXPENSES
Administrative Expenses	528,017	347,133
Professional and Consulting	203,130	150,904
Bad Debt Expense	-	76,490
Depreciation and Amortization	3,183	61,518
Asset Impairment Expense	-	400,000
Derivative and Liquidating Expense	116,430	83,313
Interest Expense	440,664	854,115

Total Expenses	1,291,424	1,973,473

Net Loss before other income	(1,291,851)	(1,940,414)

Other Income	-	263,520

Net loss before Provision
for Income Taxes	(1,291,851)	(1,676,894)

Provision for Income Taxes	-	-

NET LOSS	$(1,291,851)	$(1,676,894)

Basic and Diluted
Net Loss per Common Share	$(0.03)	$(0.05)

Weighted Average Number of Shares
Common Shares Outstanding -
basic and diluted	44,149,798	34,838,414

The accompanying notes are an integral part of these consolidated statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2008 and 2007

	Common Stock				Total
		Par value $0.001	Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2006	31,001,581	$31,002	$1,425,639	$(4,808,248)	$(3,351,607)

Equity Issued for Cash	3,000,000	3,000	147,000		150,000

Equity Issued for Services	2,216,666	2,216	127,784		130,000

Equity Issued to Retire Debt and Interest	2,457,000	2,457	817,187		819,644

Net (Loss)				(1,676,894)	(1,676,894)

Balance, December 31, 2007	38,675,247	38,675	2,517,609	(6,485,142)	(3,928,858)

Equity Issued for Interest	4,000,000	4,000	203,371		207,371

Equity Issued for Services	2,600,000	2,600	131,959		134,559

Equity Issued to Retire Debt and Interest	4,349,132	4,349	498,529		502,878

Reduction in Derivative Liability			503,873		503,873

Net (Loss)				(1,291,851)	(1,291,851)

Balance, December 31, 2008	49,624,379	$49,624	$3,855,341	$(7,776,993)	$(3,872,027)

The accompanying notes are an integral part of these consolidated statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007
Cash Flows From Operating Activities:

Net Loss	$(1,291,851)	$(1,676,894)

Adjustments to Net Loss:
Equity for Services	134,559	80,000
Equity for Interest	217,372	-
Derivative and Liquidating Income	116,430	83,313
Amortization of Debt Discount and Finance Fees	3,150	584,354
Depreciation and Amortization	3,183	2,138
Impairment of Long Lived Asset	-	400,000

Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:
Changes in Assets and Liabilities:
Prepaid Expense	5,000	13,500
Employee Advances	8,710	3,071
Inventory	(20,579)	(9,000)
Investor Accrued Interest	-	118,277
Accrued Interest	216,033	57,007
Accrued Expenses	(26,640)	25,720
Accounts Receivable	(51,074)	-
Accounts Payable	84,945	57,033

Net Cash (Used) by Operating Activities	(600,761)	(261,481)

Cash Flows From Investing Activities:

Security Deposits	20,000	(25,170)
Investment Held for Sale	1,600	2,800
Loan Receivable	-	2,000
Purchase of Equipment	(9,757)	(5,238)

Net Cash (Used) Provided by Investing Activities	11,843	(25,608)

Cash Flows From Financing Activities:

Long Term Debt	-	65,000
Convertible Note	-	50,000
Line of Credit	577,584	-
Investor Profit Participation	-	(41,356)
Proceeds from the sale of Common Stock	-	150,000

Net Cash Provided by Financing Activities	577,584	223,644

Net Change in Cash	(11,335)	(63,445)

Cash and Cash Equivalents - Beginning	15,041	78,486

Cash and Cash Equivalents - Ending	$3,706	$15,041

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$440,664	$-

Non-Cash Financing Transactions:
Shares Issued for Services	$131,959	$130,000
Conversion of Indebtedness for Equity	$406,563	$819,644
Satisfaction of derivative liability	$503,873	$-

The accompanying notes are an integral part of these consolidated statements

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 and 2007

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended December 31, 2008 and 2007, the Company has incurred net losses of $1,291,851 and $1,676,894 respectively, a substantial portion of the debt is in default and has a stockholders’ deficit of $3,872,028 as of December 31, 2008. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing but cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

Reclassifications

Certain amounts for the prior period have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 and 2007

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Accounts Receivable and Revenue Recognition

Accounts Receivable

The Company estimates an allowance for doubtful accounts, sales returns and allowances based on historical trends and other criteria.  At December 31, 2008 and 2007, there were no allowances on trade receivables from product sales.  No bad debt expense was incurred in 2008 and 2007 as well on product sales.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $134,559 and $130,000 in compensation expense during the year ended December 31, 2008 and 2007, respectively.  Such amount is included general and administrative expenses on the statement of operations.

Business and Credit Concentration

The Company purchases its products for resale from two suppliers. As of December 31, 2008, the Company’s outstanding balance to these two suppliers was $100,068.30. The loss of one or both of these suppliers could have a material adverse effect upon its business for a short-term period of time.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 and 2007

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2008. The Company considers the carrying value of accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded notes payable, derivative and liquidating liabilities on the secured convertible notes, largely as a result of the undercapitalization of the Company.

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

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 and 2007

NOTE 2 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	Year Ending December 31,
Description	2008	2007
Office furniture and equipment	$18,949	$9,191
Less: accumulated depreciation	(6,708)	(3,524)
Property and equipment, net	$12,241	$5,666

Depreciation expense charged to operations totaled $3,183 and $2,138 in 2008 and 2007, respectively.

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

In addition to the consideration paid for the purchase of such license agreement, royalties are required to be paid at $0.20 per transaction or 20% of the gross transaction, whichever is less, excluding micropayment transactions. The Company has guaranteed minimum royalties to be paid in the amount of $50,000 in year three starting November 1, 2009, $100,000 for year four and $250,000 for each year thereafter in order to keep exclusivity terms under this license agreement.

Accrued Liabilities

Accrued liabilities consisted of the following:

	Year Ending December 31,
	2008	2007
Accrued Other	$689	$600
Interest	$862,885	$646,942
Payroll	$103,000	$127,000
Payroll Taxes (a)	$62,452	$65,092
Total	$1,029,026	$839,634

(a) $51,122 of such payroll taxes are delinquent and are in arrears and are a result of the failure to remit such payroll taxes in 2005. The Company is currently in the process to settle such taxes due.

NOTE 4 - NOTES PAYABLE and NOTES RECEIVABLE

Investor Notes Payable

During 2005 the Company issued seventeen (17) short-term notes (average 90-days) with a specific rate of return to acquire funds to invest in high yield activities (e.g. Container financing/investment). As of December 31, 2007, the Company’s short-term notes payable relating to its previous container financing business total $1,410,000. The Company has also accrued $817,760 interest on these notes. All seventeen Notes are in default and are accruing interest at the rate of 18% per annum.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 and 2007

NOTE 4 - NOTES PAYABLE and NOTES RECEIVABLE - continued

During February 2007, the Company offered to the holders of its container financing notes the option to convert into equity. In February the Company exchanged $819,644 worth of principal, accrued interest, and profit participation debt into 2,460,000 shares if its restricted common stock, 2,460,000 warrants exercisable at $.10, and 2,460,000 warrants exercisable at $.50.

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

During the fourth quarter of  2007 the Company entered into three promissory notes totaling $65,000. Terms are for 24 months at 10% interest per annum with interest to be paid quarterly. These notes mature between September and December 31, 2009.

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

As security for the repayment of all liabilities arising under the Convertible Note, the Company granted to Lender a security interest in and a lien on 5,975,000 shares of common stock, issued with a restricted legend, hereafter referred to as the “Collateral”. The Lender has the right to sell or hypothecate such Collateral, to the extent permitted under applicable securities laws. However, the Lender shall not sell more than 10% of the average daily volume in any week. Such Collateral in 2008 was released to the lender for either converting a portion of such Convertible Note to equity and/or the payment of accrued interest. As of December 31, 2008 there is no Collateral.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 and 2007

NOTE 4 - NOTES PAYABLE and NOTES RECEIVABLE - continued

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

Liquidated Damages will neither accrue nor be payable pursuant to Section 11.4 nor will a Non-Registration Event be deemed to have occurred for times during which Registrable Securities are transferable by the Lender of Registrable Securities pursuant to Rule 144(k) under the Securities Act of 1933, as amended.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 and 2007

NOTE 4 - NOTES PAYABLE and NOTES RECEIVABLE - continued

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

Notes Receivable

On August 31, 2007 the Company sold its interest in the “All In Mall” to Goldmill Productions, LLC (“Goldmill”) for the sum of $75,000. Payments were to be made in 24 monthly payments of $3,125 beginning no later than December 1, 2007. Goldmill is currently in default on said payments to the Company. As a result of the note being in default the Company has recorded a full reserve of $75,000. The Company has not received any of the scheduled payments as of March 31, 2009.

During 2008, $300,000 of the related Convertible Note  and accrued interest was retired via the issuance of 1,500,000 shares of common stock and the release of 3,000,000 shares held in escrow for the Lender. In addition in 2008, another $96,314 of accrued interest on the Convertible Notes was satisfied with 2,975,000 shares of common stock held as Collateral for the Lender.

Line of Credit

During April 2008, the Company entered into a $500,000 line of credit with Commercial Holding, AG and amended in December 2008 to increase such line of credit to $700,000. Terms of the line of credit include interest payable at the rate of 10% per annum and repayment of principal by December 31, 2009, as amended. As part of the agreement dated April 29, 2008, Commercial Holding, AG agreed to assume $172,700 worth of notes previously owed by the Company to another creditor. This amount represents all of the borrowings by the Company from this other creditor in 2008. As additional consideration to Commercial Holding AG for entering into the line of credit, the Company agreed to immediately issue to Commercial Holding AG 2,000,000 shares of Rule 144 restricted Company stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share. Such equity issuances have been valued at $59,284 and expensed as interest in 2008, as the original maturity date of the original line of credit was December 2008. As consideration for the December 2008 amendment to the line of credit another 2,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share were issued. Interest expense of $8,263 was recorded and attributed to the December 2008 equity issuances in 2008, with another $139,724 recorded as deferred financing costs to be amortized through December 2009. As of December 31, 2008 there remains $109,186 of unused credit line.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 and 2007

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

During 2008, $300,000 of the related convertible debt and accrued interest was retired via the issuance of 4,500,000 shares of common stock. As a result of the satisfaction of such convertible debt the attributed portion of such derivative liability of $503,873 was recorded as a contribution to paid in capital.

The fair value of the total derivative liabilities recorded of $558,748 as of December 31, 2008 is comprised of two components, one component of the liability estimated of $474,415 attributed to the Convertible Notes conversion factor of 60% of market, but not more than $0.10 and another component of the liability estimated to be $84,333, attributed the warrants exercise price to be 300% of the conversion price, once fixed. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed as follows;

	Convertible Note into Shares	Exercise of Warrants
Market Price of Stock	$0.055	$0.055
Exercise Price	$0.033	$0.033
Term	Half Year	4.5 Years
Volatility	372%	372%
Risk Free Rate	1.72%	1.72%
Number of Shares Assumed Issuable	9,015,152	901,515

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

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 and 2007

NOTE 6 - EQUITY TRANSACTIONS - continued

During 2007, the following equity transactions occurred:

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

In 2007, the Company issued 2,460,000 shares of its common stock to retire debt totaling $819,644. The 2,460,000 shares, 2,460,000 five year warrants exercisable at $.10 and 2,460,000 five year warrants exercisable at $.50 were issued to 13 Container Note Holders in exchange for their notes payable and associated interest due them from the Company.

In 2007, the Company issued 1,866,666 shares of its common stock in exchange for $80,000 of services and accrued compensation at share prices ranging from $0.02 to $0.07.

On June 11, 2007 the Company entered into a promissory note in the amount of $50,000. The principal of this note is convertible, at the option of the note holder into 2,000,000 shares of the Company’s common stock and was issued 350,000 shares of common stock with this debt issuance. The combination of the debt discount and the beneficial conversion rights was valued at $50,000 and expensed

During 2008, the following equity transactions occurred:

In 2008, the Company issued 4,349,132 shares of its common stock to retire debt totaling $512,878. 3,500,000 shares were issued to convertible note holders, 200,000 shares were issued to a supplier, and 649,132 shares were issued to Commercial Holding AG for accrued interest on our credit line. Another 5,975,000 of shares of common stock held in escrow as Collateral were released to the convertible note holders.

In 2008, the Company issued 2,600,000 shares of its common stock in exchange for $63,000 of services.

In 2008, the company issued 4,000,000 shares of it’s common stock in exchange for $140,000 in interest expenses.

On November 25, 2008, the Company entered into a service agreement whereby  options to purchase 2,000,000 shares of Company stock at the price of $.05 were issued for such services. This value of this option was expensed in 2008 in the amount of $ 71,559.

A summary of the activity of options issued for the years ended December 31, 2008 and  2007 is as follows:

Weighted Average
	Stock Options		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2006	-	-	$-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Balance – December 31, 2007	-	-	-	-
Granted	2,000,000	2,000,000	.10	$.10
Exercised	-	-	-	-
Canceled	-	-	-	-
Balance – December 31, 2008	2,000,000	2,000,000	$.10	$.10

Information, at date of issuance, regarding stock option grants for the year ended December 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Fair Value
Year ended December 31, 2008:
Exercise price exceeds market price	2,000,000	$.10	$.036
Exercise price equals market price	-	-	-
Exercise price is less than market price	-	-	-

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 and 2007

NOTE 6 - EQUITY TRANSACTIONS - continued

 The following table summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.10	2,000,000	4.92	$.10	2,000,000

These options issued in 2008 were fully vested and expensed in 2008.

A summary of the activity of warrants issued for the years ended December 31, 2008 and 2007 is as follows:

			Weighted Average
	Warrants		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2006	-	-	$-	$-
Granted	6,205,000	6,205,000	.26	.26
Exercised	-	-	-	-
Canceled	-	-	-	-
Balance – December 31, 2007	6,205,000	6,205,000	.26	.26
Granted	2,000,000	2,000,000	.18	.18
Exercised	-	-	-	-
Canceled	-	-	-	-
Balance – December 31, 2008	8,205,000	8,205,000	$.24	$.24

Information, at date of issuance, regarding warrant grants for the year ended December 31, 2008:

	Warrants	Weighted Average Exercise Price	Weighted Average Fair Value
Year ended December 31, 2008:
Exercise price exceeds market price	2,000,000	$.18	$.03
Exercise price equals market price	-	-	-
Exercise price is less than market price	-	-	-

The following table summarizes information about stock warrants outstanding and exercisable at December 31, 2008:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.05 to $.09	285,000	1.89	$.05	285,000
$.10 to $.49	5,460,000	1.167	.14	5,460,000
$.50	2,460,000	1.167	.50	2,460,000

At December 31, 2008, there remains $139,724 of unamortized expense yet to be recorded related to all warrants outstanding.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 and 2007

NOTE 7 - INCOME TAXES

The provisions for income taxes for the year ended December 31, 2008 and 2007 consisted of the following:

	Year Ended
	December 31, 2008	December 31, 2007
Income tax attributable to:
Federal	(452,000)	(587,000)
State tax benefits	(64,000)	(84,000)
Permanent Differences – Beneficial conversion features, equity based compensation, derivative expense	190,000	355,000
Change in valuation allowance	326,000	316,000
Net amount	$-	$-

The cumulative tax effect at the expected rate of 40% of significant items comprising our net federal and state deferred tax amount is as follows:

	December 31, 2008	December 31, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$2,052,000	$1,726,000
Intangible write-off	160,000	160,000
Accounts receivable allowance	30,000	30,000
Net deferred tax asset	$2,242,000	$1,916,000
Valuation allowance	(2,242,000)	(1,916,000)
Net deferred asset	$-0-	$-0-

At December 31, 2008, we had an unused net operating loss carryover approximating $5,600,000 that is available to offset future taxable income; it expires beginning in 2023 through 2028. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership. The Company has not performed such an evaluation to determine whether the net operating loss carryforwards have been limited, but we believe the net operating loss carryforwards prior to the merger on January 11, 2005 approximating $800,000 are limited to the extent they are virtually not usable.

The valuation of the deferred tax asset increased by approximately $326,000 for 2008, while the temporary differences increased by $190,000.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Michael Fasci received 500,000 shares of Rule 144 restricted Company stock valued at $5,000 related to his employment agreement, with a base salary of $80,000 per year, effective August 1, 2008. Mr. Fasci also received 250,000 shares of Rule 144 restricted Company stock valued at $2,500 related to his service as a director in 2007.

David Rappa received 100,000 shares of Rule 144 restricted Company stock valued at $3,000 related to his employment agreement, with a base salary of $81,000, effective September 1, 2008. Such employment agreement also requires the payment of commissions on gross profit ranging from 1% to 13%, depending on the origination of sales generated. Nexus, Inc. received 200,000 shares of Rule 144 restricted Company stock valued at $4,000 related to the settlement of debt. Nexus, Inc. is owned by Mr. Rappa.

Jeffery Schultz received 500,000 shares of Rule 144 restricted Company stock valued at $15,000 related to his employment agreement, with a base salary of $130,000 per year effective October 1, 2008. Mr. Schultz also received 250,000 shares of Rule 144 restricted Company stock valued at $7,500 related to his service as a director in 2007.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 and 2007

NOTE 9 - LEASE COMMITMENTS

The Company currently leases its office space with a 36-month term lease expiring at October 31, 2010 at a rate of $2,255 per month.

The Company incurred rent expense of $24,979 and $4,212, for the years ended December 31, 2008 and 2007, respectively.

NOTE 10 - SUBSEQUENT EVENTS

On February 27, 2009 The Nutmeg Group, LLC amended the terms of its $297,500 convertible note with the Company. A copy of the amendment can be found in the exhibits section of this Form 10-K.

On March 24. 2009 The Securities and Exchange Commission sought and was granted emergency relief against The Nutmeg Group LLC, a convertible note holder of the Company. Further information can be found at http://www.sec.gov/litigation/litreleases/2009/lr20972.htm.

On March 24, 2009, the Company entered into a five year Reseller Agreement with our major supplier. This Reseller Agreement has minimum monthly purchase requirements.