Form 10-Q
period 2009-03-31
SECURED FINANCIAL NETWORK, INC.
filed 2009-05-20
CIK 1100394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _______________

Commission File Number: 000-28457

Secured Financial Network, Inc.

(Exact name of registrant as specified in its charter)

Nevada	86-0955239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1180 SW 36th Avenue Suite 204 Pompano Beach, Florida	33069
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (subsection 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer., or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☒	No

The number of outstanding shares of the Registrant’s common stock, $0.001 par value, as of March 31, 2009 was 50,775,020.

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

 Unless specifically set forth to the contrary, when used in this report the terms “Secured Financial", "we"", "our", the "Company" and similar terms refer to Secured Financial Network, Inc , a Nevada corporation and its wholly-owned subsidiary Virtual Payment Solutions, Inc., a Florida corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2009” refers to the year ending December 31, 2009 and “2008” refers to the year ended December 31, 2008.  The information which appears on our website at www.virtualpaymentsolutions.com is not part of this report.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,

	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash	$-	$3,706
Employee Advances	1,806	623
Inventory	178,451	29,579
Accounts Receivable	65,377	51,074

Total Current Assets	245,634	84,983

FURNITURE AND EQUIPMENT (NET)	11,763	12,241

OTHER ASSETS
Refundable Deposits	7,159	5,170
Deferred Financing Fees, net	115,560	139,724
Investments Held for Sale

Total Other Assets	122,719	144,894

TOTAL ASSETS	$380,116	$242,117

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash Overdraft	$9,537	$-
Accounts Payable	284,467	176,288
Investor Notes Payable - In Default	1,410,000	1,410,000
Accrued Expenses	1,134,818	1,029,026
Derivative and Liquidating Liabilities	442,618	558,748
Notes Payable	115,000	65,000
Advances Payable - Related Paty	46,798	-
Line of Credit	700,584	577,584
Secured Convertible Note	312,232	297,500

Total Current Liabilities	4,456,054	4,114,146

STOCKHOLDERS' DEFICIT
Common Stock authorized is 100,000,000
shares at $0.001 par value. Issued and
outstanding on March 31, 2009, 50,775,020 shares
and December 31, 2008, 49,624,379 shares.	50,775	49,624
Additional Paid in Capital	3,907,940	3,855,341
Accumulated Deficit	(8,034,653)	(7,776,993)

Total Stockholders' Deficit	(4,075,938)	(3,872,028)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$380,116	$242,117

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2009	2008

REVENUES
Sales	142,705	3,046
Cost of Goods Sold	125,485	-

Total Gross Income	17,220	3,046

EXPENSES
Administrative Expenses	153,663	152,384
Professional and Consulting	57,159	48,927
Depreciation and Amortization	1,578	535
Interest Expense	178,610	85,730

Total Expenses	391,010	287,576

Net Loss before other income (expense)	(373,790)	(284,530)

Other Income (expense):
Derivative and Liquidating Expenses	116,130	(57,357)

Net loss before Provision
for Income Taxes	(257,660)	(341,887)

Provision for Income Taxes	-	-

NET LOSS	$(257,660)	$(341,887)

Basic and Diluted
Net Loss per Common Share	$(0.01)	$(0.01)

Weighted Average Number of Shares
Common Shares Outstanding -
basic and diluted	50,099,700	39,925,247

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2009	2008
Cash Flows From Operating Activities:

Net Loss	$(257,660)	$(341,887)

Adjustments to Net Loss:
Derivative and Liquidating Expenses	(116,130)	57,357
Amortization of Debt Discount and Finance Fees	24,164	-
Depreciation and Amortization	1,578	535
Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:
Changes in Assets and Liabilities:
Prepaid Expense	(1,989)	5,000
Inventory	(148,872)	-
Cash Advances	(1,183)	8,994
Accrued Interest	85,487	85,730
Accrued Expenses	20,305	8,558
Accounts Receivable	(14,303)	-
Cash Overdraft	9,537	-
Accounts Payable	108,179	197

Net Cash (Used) by Operating Activities	(290,886)	(175,516)

Cash Flows From Investing Activities:

Purchase of Equipment	(1,100)	(4,725)

Net Cash (Used) by Investing Activities	(1,100)	(4,725)

Cash Flows From Financing Activities:
Notes Payable	64,732	165,200
Line of Credit	123,000	-
Capital Stock	1,151	-
Additional Paid In Capital	52,599	-
Loans Payable - Officers	46,798	-

Net Cash Provided by Financing Activities	288,280	165,200

Net Change in Cash	(3,706)	(15,041)

Cash and Cash Equivalents - Beginning	3,706	15,041

Cash and Cash Equivalents - Ending	$-	$-

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$92,975	$-

Non-Cash Financing Transactions:
Shares Issued for Services	$-	$30,000
Conversion of Indebtedness for Equity	$40,000	$840,208

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements of Secured Financial Network, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the periods ended March 31, 2009 and March 31, 2008, the Company has incurred net losses of $257,660 and $341,887 respectively, a substantial portion of the debt is in default and has a stockholders’ deficit of $4,075,938 as of March 31, 2009. As stated by our auditors in our most recently filed Form 10-K Annual Report, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing but cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $0  in compensation expense during the three months  ended March 31, 2009.  Such amount is included general and administrative expenses on the statement of operations.

Business and Credit Concentration

The Company purchases its products for resale from two suppliers. As of March 31, 2009, the Company’s outstanding balance to these two suppliers was $204,724. The loss of one or both of these suppliers could have a material adverse effect upon its business for a short-term period of time.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009
(unaudited)

NOTE 1 - BASIS OF PRESENTATION - continued

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of March 31, 2009. The Company considers the carrying value of accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded notes payable, derivative and liquidating liabilities on the secured convertible notes, largely as a result of the undercapitalization of the Company.

Recent Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have deemed not relevant, as a result the adoption of these other new accounting pronouncement is not expected to have any impact once adopted.

NOTE 2 – ACCRUED LIABILITIES

At March 31, 2009, the accrued liabilities consisted of the following:

March 31,
2009
Accrued Other	$1,420
Interest	$948,520
Payroll	$120,501
Payroll Taxes (a)	$64,377
Total	$1,134,818

(a) $51,122 of such payroll taxes is delinquent and is in arrears and is a result of the failure to remit such payroll taxes in 2005. The Company is currently in the process to settle such taxes due.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009
(unaudited)

NOTE 3 - NOTES PAYABLE

Investor Notes Payable in Default

During 2005 the Company issued seventeen (17) short-term notes (average 90-days) with a specific rate of return to acquire funds to invest in high yield activities (e.g. Container financing/investment). As of March 31, 2009, the Company’s short-term notes payable relating to its previous container financing business total $1,410,000. The Company has also accrued $880,341 interest on these notes. All seventeen Notes are in default and are accruing interest at the rate of 18% per annum.

Advances Payable - Officers

Mr. Jeffrey Schultz, president of Secured Financial Network, Inc. and Mr. David Rappa, president of Virtual Payment Solutions Inc. have each advanced funds to the Company. As of March 31, 2009 Mr. Schultz has advanced $38,848 to the Company and Mr. Rappa has advanced $7,950. These loans carry no interest and are payable upon demand.

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

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009
(unaudited)

NOTE 3 - NOTES PAYABLE - continued

As security for the repayment of all liabilities arising under the Convertible Note, the Company granted to Lender a security interest in and a lien on 5,975,000 shares of common stock, issued with a restricted legend, hereafter referred to as the “Collateral”. The Lender has the right to sell or hypothecate such Collateral, to the extent permitted under applicable securities laws. However, the Lender shall not sell more than 10% of the average daily volume in any week. Such Collateral in 2008 was released to the lender for either converting a portion of such Convertible Note to equity and/or the payment of accrued interest. As of March 31, 2009 there is no Collateral.

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
THREE MONTHS ENDED MARCH 31, 2009
(unaudited)

NOTE 3 - NOTES PAYABLE - continued

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

Line of Credit

During April 2008, the Company entered into a $500,000 line of credit with Commercial Holding, AG and amended in December 2008 to increase such line of credit to $700,000. Terms of the line of credit include interest payable at the rate of 10% per annum and repayment of principal by December 31, 2009, as amended. As part of the agreement dated April 29, 2008, Commercial Holding, AG agreed to assume $172,700 worth of notes previously owed by the Company to another creditor. This amount represents all of the borrowings by the Company from this other creditor in 2008. As additional consideration to Commercial Holding AG for entering into the line of credit, the Company agreed to immediately issue to Commercial Holding AG 2,000,000 shares of Rule 144 restricted Company stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share. Such equity issuances have been valued at $59,284 and expensed as interest in 2008, as the original maturity date of the original line of credit was December 2008. As consideration for the December 2008 amendment to the line of credit another 2,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share were issued. Interest expense of $8,263 was recorded and attributed to the December 2008 equity issuances in 2008, with another $139,724 recorded as deferred financing costs to be amortized through December 2009. As of March 31, 2009 the Company has used the entire $700,000 credit line and had a principal balance due on the credit line of $700,584.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009
(unaudited)

NOTE 4 - DERIVATIVE AND LIQUIDATING LIABILITIES

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

The fair value of the total derivative liabilities recorded of $442,618 as of March 31, 2009 is comprised of two components, one component of the liability estimated of $358,285 attributed to the Convertible Notes conversion factor of 70% of market, but not more than $0.10 and another component of the liability of liquidated damages estimated to be $84,333.

In February, 2009, the Company amended the terms of the convertible debt to eliminate the warrants and have a six month grace period with regards to the convertibility of such debt which expires in July 2009.

The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed as follows:

Convertible Note into Shares
Market Price of Stock	$0.12
Exercise Price	$0.084
Term	Half Year
Volatility	371%
Risk Free Rate	1.67%
Number of Shares Assumed Issuable	3,541,667

NOTE 5 - EQUITY TRANSACTIONS

Common Stock

During the quarter ending March 31, 2009 the following equity transactions occurred:

On February 27, 2009 the Company issued 1,025,641 shares of its common stock to The Nutmeg Group, LLC in exchange for $40,000 in principal due on its convertible note.

On March 25, 2009 the Company issued 125,000 shares of its common stock to Stuart Miller and Richard Goulding as additional consideration for entering into a $50,000 loan with the Company. Terms of the loan were $50,000 principal amount, 90-day term, and 18 percent interest per annum. This stock was valued at $13,750.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2009
(unaudited)

NOTE 5 - EQUITY TRANSACTIONS - continued

A summary of Company options issued as of March 31, 2009 is as follows:

Weighted Average
	Stock Options		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2008	2,000,000	2,000,000	.10	.10
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Balance – March 31, 2009	2,000,000	2,000,000	$.10	.10

The following table summarizes information about stock options outstanding and exercisable at March 31, 2009:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.10	2,000,000	4.67	$.10	2,000,000

These options issued in 2008 were fully vested and expensed in 2008.

A summary of the activity of warrants issued as of March 31, 2009 as follows:

Weighted Average
	Warrants		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2008	8,205,000	8,205,000	$.24	$.24
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Balance – March 31, 2009	8,205,000	8,205,000	$.24	$.24

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2009:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.05 to $.09	285,000	1.64	$.05	285,000
$.10 to $.49	5,460,000	.917	.14	5,460,000
$.50	2,460,000	.917	.50	2,460,000

At March 31, 2009, there remains $102,727 of unamortized expense yet to be recorded related to all warrants outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

Mr. Jeffrey Schultz, president of Secured Financial Network, Inc. and Mr. David Rappa, president of Virtual Payment Solutions Inc. have each advanced funds to the Company. As of March 31, 2009 Mr. Schultz has advanced $38,848 to the Company and Mr. Rappa has advanced $7,950. These loans carry no interest and are payable upon demand.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2009 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

Overview - continued

On May 13, 2009 the Company announced that VPS has developed and will launch shortly its Windows based program for its P-25M Card Swiper/Printer and its RedFin “Sidebar” application for point-of-sale transactions (POS).  The application will enable mobile merchants and brick and mortar businesses a tool to instantly swipe, transact, and print receipts for credit and debit card transactions using the P-25M with virtually any office computer through a simple online download.  The Company presently anticipates the new products will be launched in May 2009. No additional expeditures are anticipated in the launching of these products.

Results of Operation for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

The Company generates revenues from the sale of the Blue Bamboo wireless terminals, its recurring monthly data plans and sales of its RedFin Gateway transaction platform.  The Company generated $142,706 in revenue in the quarter ending March 31, 2009 compared to $3,046 in the same period in 2008. The increase in sales was attributable to the sales of the Company’s Blue Bamboo wireless terminals, the associated product accessories, and the sales of the data plans required to operate the terminals.

Our cost of goods sold includes the payment processing terminals we sell as well as the recurring expenses to maintain the service to the terminals. Our cost of goods also includes the monthly licensing fees associated with maintaining and operating our payment gateway. Our cost of goods sold as a percentage of revenues was approximately 88% for the three months ended March 31, 2009 as compared to 0% for the comparable period in 2008.  The increase in our cost of goods sold in the 2009 period as compared to the 2008 period reflects the Company’s use of its Payment Gateway to generate revenues in 2009 compared to no Gateway revenue in the 2008 period. The Company pays a recurring minimum $10,000 monthly fee to its Payment Gateway provider Blue Bamboo. As our sales increase the amount of this monthly fee will be amortize over a greater revenue number which should result in a reduction in cost of sales as a percentage of revenues in the balance of 2009, although we are unable at this time to predict the percentage.

Total operating expenses for the three months ended March 31, 2009 increased approximately $103,400, or approximately 36%, from the comparable period in 2008, and primarily included increases in:

•	administrative expenses, which includes rent, salaries and general overhead costs increased approximately $1280 in the first quarter of 2009 as compared to the first quarter of 2008.

•
professional and consulting fees, which includes sales and marketing consultants as well as investor relations services increased approximately $8,200, or approximately 17%, in the first quarter of 2009 from the comparable period in 2008.  We anticipate that professional and consulting fees  during the balance of 2009 will not significantly increase.

•
interest expense increased approximately $92,900, or approximately 108%, which reflects approximately $35,000 of interest associated with the $200,000 line of credit extension negotiated with Commercial Holding, AG and another approximately $55,000 of interest associated with the amendment of the convertible notes with The Nutmeg Group, LLC.

•
Product development expenses of approximately $18,000 related to the development of the Company’s Windows based Program for it’s P-25M Card Swiper/Printer and it’s RedFin “Sidebar” application for point-of-sale transactions (POS).

We reported other income of $116,310 which represented income associated with the reduction of derivative and liquidating liabilities associated with the renegotiaon and subsequent amendment of the convertible notes with The Nutmeg Group, LLC.. There was no comparable transaction in first quarter of 2008.

Net loss for the three months ended March 31, 2009 was $(257,660) compared to a net loss of $(341,887) for the comparable period in 2008. The decrease in loss was primarily attributable to both the reduction in derivative and liquidating liabilities associated with our convertible debt taken during 2009 compared to 2008, a decrease in our total expenses and the increase in sales and the associated profits.

Although the Company expects to generate increased revenues in the balance of 2009, due to sales of its wireless terminals and gateway transaction revenue, the Company expects to continue to incur losses at least through the first half of 2009, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

Liquidity and Capital Resources

At March 31, 2009, the Company’s total assets of $380,116 were exceeded by our total liabilities of $4,456,054. We had a working capital deficit of $4,210,420 which increased modestly from December 31, 2008. With the exception of our limited existing credit line with Commercial Holding AG, we have no current agreements, arrangements, or understanding for such needed capital.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Liquidity and Capital Resources - continued

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company's needs for cash.  At March 31, 2009 we had a bank overdraft of $9,537 and working capital deficit of $4,210,421 as compared to cash on hand of $3,706 and a working capital deficit of $4,029,163 at December 31, 2008.

The Company had total assets of $380,116 at March 31, 2009 as compared to $242,117 at December 31, 2008. This overall increase in total assets is due to increases in both our inventory and accounts receivable as well as approximately $116,000 in deferred financing fees attributable to our line of credit extension with Commercial Holding, AG which is described later in this section.  The Company had total liabilities of $4,456,054 at March 31, 2009 as compared to $4,114,146 at March 31, 2008.

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

At March 31, 2009 our current liabilities increased approximately $341,908 from December 31, 2008, and included increases in accounts payable ($108,179), notes payable ($96,798), accrued expenses ($105,792), our line of credit ($123,000) and secured convertible note ($14,732) offset by a decrease in derivative and liquidating liabilities ($116,130).

At March 31, 2009, we had $1,837,232 of notes payable which includes:

•	$65,000 principal amount of 10% notes (HEB Notes) which is due between September and December 2009. We have not paid the interest as due under these notes which totals $9,195 at March 31, 2009.

•
$1,410,000 principal amount of short-term notes (Container Financing Notes) issued in 2005, averaging 90 days, with a specific rate of return to acquire funds to invest in high yield activities.  At March 31, 2009 there is unpaid interest due and accruing in the amount of $880,341 on these notes, all of which are in default and accruing interest at 18% per annum.

•	$50,000 principal amount of 18% note (Miller/Goulding note) which is due on June 23, 2009.

•	$312,232 principal amount of 7% note (Nutmeg Note) which is due December 31, 2009.

Between September 2006 and October 2006 we sold an aggregate of $597,500 principal amount secured convertible notes which were due between September 2007 and October 2007.  The notes are convertible into shares of our common stock as described in greater detail in Note 4 to the Notes to Consolidated Financial Statements appearing elsewhere in this report which is generally the lesser of 60% of the market value of our stock or $0.10 per share.  We were obligated to file a registration statement with the Securities and Exchange Commission to register the shares of common stock underlying these notes and the warrants we issued the investor in the transaction.  We have not filed this registration statement and are liable for liquidated damages which are $442,618 at March 31, 2009.  At December 31, 2008 we owed $297,500 principal amount of convertible notes.  In February 2009 the Company negotiated an amendment to the terms of the original notes. The significant terms of the amendment were as follows:

•	Principal amount is to be $352,232

•	Maturity date is December 31, 2009,

•	Note carries 7% per annum interest rate

•	The warrant provision of the original notes is null and void.

•	The lender immediately converted $40,000 of principal into 1,025,641 shares of our common stock thereby reducing the principal to $312,232

•	Conversion rights at 70% of the market value of our stock are frozen until July 1, 2009, and

•	If we should default under the terms of the amendment, the original note terms then apply

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Liquidity and Capital Resources - continued

Finally, at March 31, 2009 our balance sheet reflects $700,584 due under a line of credit.  In April 2008 we entered into a Credit and Loan Agreement with Commercial Holding, AG pursuant to which we were extended a $500,000 line of credit which we secured by the stock of our subsidiary, Virtual Payment Solutions, Inc., and all of that company’s assets.   Upon the granting of this line of credit we issued Commercial Holdings, AG 2,000,000 shares of our common stock together with  five-year warrants to purchase an additional 1,000,000 shares of our common stock with an exercise price of $0.25 per share.  In December 2008 the agreement was amended to increase the maximum amount available under the facility to $700,000.  As consideration for this amendment we issued Commercial Holding, AG 2,000,000 shares of our common stock together with  five-year warrants to purchase an additional 1,000,000 shares of our common stock with an exercise price of $0.10 per share  Interest on the outstanding amount is 10% per annum, payable monthly.  We have used the proceeds for general working capital.

We do not have any commitments for capital expenditures.   Our sources of cash are the availability of funds under our line of credit and cash on hand. At March 31, 2009 we had a bank overdraft of $9,537 and there were no funds available under our line of credit. The Company is currently working with a number of potential lenders to provide funding for both operations and product inventory. There is no assurance that we will be able to obtain funds at favorable terms to the Company. As described elsewhere herein, we do not have sufficient funds to pay our outstanding debt obligations which are approximately $4,456,054 and we will need approximately $2,000,000 of additional working capital to fund our ongoing operations.  In addition, in the event we should fail to pay the interest under the line of credit which would result in an event of default, or if any other events should occur which would otherwise result in an event of default under the agreement, the amounts due under the credit line would become immediately due and payable.  If we were unable to pay these amounts, the lender could seek to foreclose on the assets of our subsidiary which represents substantially all of our operations.

 Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have incurred net losses each year since inception and have relied on the sale of our securities from time to time and loans from third parties to fund our operations.  These recurring operating losses have led our independent registered public accounting firm Sherb & Co, LLP to include a statement in its audit report relating to our audited consolidated financial statements for the years ended December 31, 2008 and 2007 expressing substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future.  We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed.  There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

Under the supervision and with the participation of our senior management, consisting of Jeffrey Schultz, our Principal Executive Officer and Michael Fasci, our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal controls over financial reporting as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4T.	Controls and Procedures. - continued

As set forth in such report, due to the small size and limited financial resources, the Company’s Principal Executive Officer  and Chief Financial Officer are the only individuals involved in the accounting and financial reporting. Furthermore, our PEO performs his duties in Florida while our CFO performs his in Massachusetts. As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of the same individual, our CFO.  Usually, this lack of segregation of duties represents a material weakness; however, to remedy the matter, subject to the availability of sufficient capital the Company plans to hire additional in-house accounting personnel in Florida as we expect sales in the short-term to reach levels where it is warranted. This will allow our CFO to spend more time performing high end accounting duties and make better use of his time. The PEO and CFO (both of whom also comprise the Board of Directors) examine and approve all cash transactions.  However, until such remedial actions are complete, it is likely that we will have continuing material weaknesses in our disclosure controls and procedures.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not Applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ending March 31, 2009, we sold the following securities pursuant to Section 4(2) under the Securities Act of 1933, as amended, (the “Securities Act”) based upon the limited number of offerees, their relationship to the Company, their degree of sophistication, the number of shares or other securities offered, the size of the offering, and the number of such offerings.

During the quarter ending March 31, 2009, the following equity transactions occurred:

On February 27, 2009 the Company issued 1,025,641 shares of its common stock to The Nutmeg Group, LLC in exchange for $40,000 in principal due on its convertible note.  The recipient was an accredited investor.

On March 25, 2009 the Company issued 125,000 shares of its common stock to Stuart Miller and Richard Goulding as additional consideration for entering into a $50,000 loan with the Company. Terms of the loan were $50,000 principal amount, 90-day term, and 18 percent interest per annum. This stock was valued at $13,750.  The recipients were accredited investors.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

Mr. Jeffrey Schultz, president of Secured Financial Network, Inc. and Mr. David Rappa, president of Virtual Payment Solutions Inc. have each advanced funds to the Company. As of March 31, 2009 Mr. Schultz has advanced $38,848 to the Company and Mr. Rappa has advanced $7,950. These loans carry no interest and are payable upon demand. These proceeds were primarily, but not exclusively, used to purchase inventory for the Company.

On March 25, 2009, the Company entered into a Promissory Note with Stuart Miller and Richard Goulding with a prinicipal amount of $50,000. Term of the Note is 90 days and the note carries and 18% interest rate per annum. These funds were used for both the purchase of inventory as well as Company operations.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Miller/Goulding Note dated 3/25/09 *

31.1	Certification of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14*

31.2	Certification of Principal Financial Officer as Required by Rule 13a-14(a)/15d-14*

32.1	Certification of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Principal Financial Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.

Date: May 20, 2009	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: Principal Executive Officer

Date: May 20, 2009	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer