Form 10-Q
period 2009-06-30
SECURED FINANCIAL NETWORK, INC.
filed 2009-08-14
CIK 1100394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to ______________

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

The number of outstanding shares of the Registrant’s common stock, $0.001 par value, as of June 30, 2009 was 51,775,020.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash	$-	$3,706
Employee Advances	500	623
Accounts Receivable	77,543	51,074
Inventory	129,692	29,579
Inventory Deposits	49,790	-

Total Current Assets	257,525	84,983

FURNITURE AND EQUIPMENT (NET)	12,174	12,241

OTHER ASSETS
Refundable Deposits	6,670	5,170
Deferred Financing Fees	65,730	139,724

Total Other Assets	72,400	144,894

TOTAL ASSETS	$342,099	$242,117

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$212,281	$176,288
Accrued Expenses	1,204,912	1,029,026
Derivative and Liquidating Liabilities	462,185	558,748
Line of Credit	820,584	577,584
Notes Payable	158,238	-
Notes Payable - In Default	1,475,000	1,475,000
Secured Convertible Notes	312,232	297,500

Total Current Liabilities	4,645,432	4,114,146

STOCKHOLDERS' DEFICIT
Common Stock authorized is 100,000,000
shares at $0.001 par value. Issued and
outstanding on June 30, 2009, 51,775,020
and December 31, 2008, 49,624,379 shares.	51,775	49,624
Additional Paid in Capital	4,023,495	3,855,341
Accumulated Deficit	(8,378,603)	(7,776,993)

Total Stockholders' Deficit	(4,303,333)	(3,872,028)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$342,099	$242,117

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES

Revenues	214,959	45,658	357,665	48,704

Cost of Goods Sold	182,223	33,631	307,708	33,631

Gross Profit	32,736	12,026	49,957	15,073

EXPENSES
Administrative Expenses	175,166	139,831	328,830	384,081
Professional and Consulting	79,785	24,461	136,944	77,388
Depreciation and Amortization	1,578	535	3,156	1,070
Interest Expense	176,415	120,124	355,025	205,854

Total Expenses	432,944	284,951	823,955	668,393

Net Loss before other income (expense)	(400,208)	(272,925)	(773,998)	(653,320)

Other Income:	75,826	-	75,826	-
Derivative and Liquidating Income (Expense)	(19,567)	9,424	96,563	47,933

Net loss before Provision
for Income Taxes	(343,949)	(263,501)	(601,609)	(605,387)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(343,949)	$(263,501)	$(601,609)	$(605,387)

Basic and Diluted
Net Loss per Common Share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Number of Shares
Common Shares Outstanding -
basic and diluted	51,275,020	42,275,247	50,699,700	41,025,247

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:

Net Loss	$(601,609)	$(605,387)

Adjustments to Net Loss:
Common Stock for Services	-	-
Derivative and Liquidating Expenses	-	-
Amortization of Debt Discount and Finance Fees	-	-
Depreciation and Amortization	3,156	1,070
Increase in Allowance for Uncollectibles
Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:
Changes in Assets and Liabilities:
Prepaid Expense	-	5,000
Employee Loans	41,639	8,050
Accounts Receivable	(26,469)	(22,482)
Inventory	(100,113)	(35,267)
Inventory Deposits	(49,790)	-
Accrued Interest	152,353	149,619
Accrued Expenses	22,998	(14,352)
Derivative & Liq. Liabilities	(96,563)	(455,940)
Accounts Payable	36,528	16,304

Net Cash (Used) by Operating Activities	(617,871)	(953,385)

Cash Flows From Investing Activities:

Deferred Finacing Fees	73,994	-
Furniture and Equipment	(1,100)	(4,725)
Security Deposit	(3,489)	20,000
Purchase of Equipment

Net Cash (Used) by Investing Activities	69,405	15,275

Cash Flows From Financing Activities:
Capital Stock	2,151	4,700
Additional Paid in Capital	118,154	889,169
Convertible Notes	14,732	(300,000)
Notes Payable	116,723	-
Commercial Holding AG, LLC Credit Line	243,000	329,200
Proceeds from the sale of Common Stock	50,000	-

Net Cash Provided by Financing Activities	544,760	923,069

Net Change in Cash	(3,706)	(15,041)

Cash and Cash Equivalents - Beginning	3,706	15,041

Cash and Cash Equivalents - Ending	$0	$0

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Financing Transactions:
Shares Issued for Services	$-	$49,661
Conversion of Indebtedness for Equity	$38,974	$340,335
Equity Issued For Interest	$80,180	$19,661

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of Secured Financial Network, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results expected for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the six month periods ended June 30, 2009 and June 30, 2008, the Company has incurred net losses of $601,609 and $605,387 respectively, a substantial portion of the debt is in default and has a stockholders’ deficit of $4,303,303 as of June 30, 2009. As stated by our auditors in our most recently filed Form 10-K Annual Report, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing but cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

These consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Consolidation

The accompanying consolidated financial statements of the Company, include the accounts of the Company and its wholly owned subsidiary, Virtual Payment Solutions, Inc, a Florida Corporation ("VPS"). The Company created VPS in September of 2007.  All significant inter-company accounts and transactions are eliminated in consolidation.

Stock-Based Employee Compensation

The Company adopted SFAS No. 123R, “Share Based Payments.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying SFAS No. 123R approximated $0 in compensation expense during the six months ended June 30, 2009.  Such amount is included in general and administrative expenses on the statement of operations.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Business and Credit Concentration

The Company purchases its products for resale from two suppliers. As of June 30, 2009, the Company’s outstanding balance to these two suppliers was $107,111. The loss of one or both of these suppliers could have a material adverse effect upon its business for a short-term period of time.

Net Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” (“EPS”) that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. The warrants and stock options excluded from the EPS calculations total 12,205,000, as the incluson of such warrants and options would be antidilutive. In additon the Company has convertible debt which may be converted into shares and warrants  and once the number of warrants are determined, we will determine if the inclusion of such warrants would be anti-dilutive, if so, such warrants would be excluded from the computation of earnings per share.

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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of June 30, 2009. The Company considers the carrying value of accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded notes payable, derivative and liquidating liabilities on the secured convertible notes, largely as a result of the undercapitalization of the Company.

Recent Accounting Pronouncements

In May 2009, Statement of Financial Accounting Standards No. 165 – Subsequent Events was issued. The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management has adopted this new standard with the filing of the second quarter interim financial statements. The adoption of this new standard is not expected to have a material impact on the financial statements of the Company.

All new accounting pronouncements issued but not yet effective have been deemed not relevant, and as a result the adoption of these other new accounting pronouncement is not expected to have any impact once adopted.

NOTE 2 - ACCRUED LIABILITIES

At June 30, 2009, the accrued liabilities consisted of the following:

	June 30,	December 31,
	2009	2008
Accrued Other	$1,800	$689
Interest	$1,015,239	$$862,885
Payroll	$138,003	$103,000
Payroll Taxes	$15,180	$62,452
Total	$1,170,222	$1,029,026

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009
(unaudited)

NOTE 3 - NOTES PAYABLE

Investor Notes Payable in Default

During 2005 the Company issued seventeen (17) short-term notes (average 90-days) with a specific rate of return to acquire funds to invest in high yield activities (e.g. Container financing/investment). As of June 30, 2009, the Company’s short-term notes payable relating to its previous container financing business total $1,410,000. The Company has also accrued $943,617 interest on these notes. All seventeen Notes are in default and are accruing interest at the rate of 18% per annum.

Notes Payable Officers

Mr. Jeffrey Schultz, president of the Company, and Mr. David Rappa, president of VPS, have each advanced funds to the Company. As of June 30, 2009 Mr. Schultz has advanced $34,871 to the Company and Mr. Rappa has advanced $6,644. These loans carry no interest and are payable upon demand. During the three months ending June 30, 2009, the Company repaid Mr. Schulz and Mr. Rappa the sums of $3,977 and $1,306 respectively.

Secured Convertible Notes Payable

During September and October 2006, (“Funding” ) we issued in a private offering $597,500 aggregate principal amount of secured convertible notes (“Convertible Notes”) with $400,000 due September 26, 2007, $100,000 due October 30, 2007, and $97,500 due October 31, 2007.

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

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009
(unaudited)

NOTE 3 - NOTES PAYABLE - continued

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

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009
(unaudited)

NOTE 3 - NOTES PAYABLE - continued

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

In February 2009 the Company negotiated an amendment to the terms of the original notes. The significant terms of the amendment were as follows:

●	Principal amount is to be $352,232

●	Maturity date is December 31, 2009,

●	Note carries 7% per annum interest rate

●	The warrant provision of the original notes is null and void.

●	The lender immediately converted $40,000 of principal into 1,025,641 shares of our common stock thereby reducing the principal to $312,232

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009
(unaudited)

NOTE 3 - NOTES PAYABLE – continued

●	Conversion rights at 70% of the market value of our stock are frozen until July 1, 2009, and

●	If we should default under the terms of the amendment, the original note terms then apply

On May 1, 2009, the Company entered into a Promissory Note with T Squared Investments, LLC with a principal amount of $100,000. Terms of the Note are 120 days and the Note carries a 15% interest rate per annum, compounded monthly. Our obligations under this note are collateralized by both our assets and the assets of HEB LLC, a principal stockholder which is also a lender to our company. As additional consideration we issued the lender five year common stock purchase warrants to purchase an aggregate of 2,000,000 shares of our common stock at exercise prices ranging from $0.05 to $$0.15 per share.  Other than the exercise price of the warrants, all other terms of the warrants are identical among the series.  These warrants contain a cashless exercise feature and the exercise price is subject to proportional adjustment in the event of stock splits, stock dividends recapitalizations and similar corporate events.  The holder is not entitled to exercise the warrant if the effect of such exercise would be that the number of shares of common stock beneficially owned by the holder after giving effect to such exercise would be result in beneficial ownership by the holder and its affiliates of more than 4.99% of our then outstanding shares of common stock on such date.  This provision may only be waived or amended by the consent of the holders of a majority of our outstanding common stock who are not our affiliates. These proceeds from this loan were used for both the purchase of inventory as well as Company operations. The warrants were valued at $ 66,555.

Notes Receivable

On August 31, 2007 the Company sold its interest in the “All In Mall” to Goldmill Productions, LLC (“Goldmill”) for the sum of $75,000. Payments were to be made in 24 monthly payments of $3,125 beginning no later than December 1, 2007. Goldmill is currently in default on said payments to the Company. As a result of the note being in default the Company has recorded a full reserve of $75,000. The Company has not received any of the scheduled payments as of June 30, 2009.

Line of Credit

During April 2008, the Company entered into a $500,000 line of credit with Commercial Holding, AG and amended in December 2008 to increase such line of credit to $700,000. Terms of the line of credit include interest payable at the rate of 10% per annum and repayment of principal by December 31, 2009, as amended. As part of the agreement dated April 29, 2008, Commercial Holding, AG agreed to assume $172,700 worth of notes previously owed by the Company to another creditor. This amount represents all of the borrowings by the Company from this other creditor in 2008. As additional consideration to Commercial Holding AG for entering into the line of credit, the Company agreed to immediately issue to Commercial Holding AG 2,000,000 shares of Rule 144 restricted Company stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share. Such equity issuances have been valued at $59,284 and expensed as interest in 2008, as the original maturity date of the original line of credit was December 2008. As consideration for the December 2008 amendment to the line of credit another 2,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share were issued. Interest expense of $8,263 was recorded and attributed to the December 2008 equity issuances in 2008, with another $139,724 recorded as deferred financing costs to be amortized through December 2009. As of June 30, 2009 the Company has used the entire $700,000 credit line and had a principal balance due on the credit line of $820,584. The lender has agreed to over advance and is in the process of formalizing the revised terms of the credit line.

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

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009
(unaudited)

NOTE 4 - DERIVATIVE AND LIQUIDATING LIABILITIES - continued

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

The fair value of the total derivative liabilities recorded of $462,185 as of June 30, 2009 is comprised of two components, one component of the liability estimated of $377,852 attributed to the Convertible Notes conversion factor of 70% of market, but not more than $0.10 and another component of the liability of liquidated damages estimated to be $84,333.

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

Convertible Note into Shares
Market Price of Stock	$0.09
Exercise Price	$0.063
Term	Half Year
Volatility	375%
Risk Free Rate	2.54%
Number of Shares Assumed Issuable	4,956,063

NOTE 5 - EQUITY TRANSACTIONS

Common Stock

During the six months ending June 30, 2009 the following equity transactions occurred:

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

On June 30, 2009, the Company sold 1,000,000 shares of its restricted common stock for the sum of $50,000 via a Private Placement Memorandum. These funds were used for both the purchase of inventory as well as Company operations.

On May 1, 2009, the Company entered into a Promissory Note with T Squared Investments, LLC with a principal amount of $100,000. Terms of the Note are 120 days and the Note carries a 15% interest rate per annum, compounded monthly. Our obligations under this note are collateralized by both our assets and the assets of HEB LLC, a principal stockholder which is also a lender to our company. As additional consideration we issued the lender five year common stock purchase warrants to purchase an aggregate of 2,000,000 shares of our common stock at exercise prices ranging from $0.05 to $$0.15 per share.  Other than the exercise price of the warrants, all other terms of the warrants are identical among the series.  These warrants contain a cashless exercise feature and the exercise price is subject to proportional adjustment in the event of stock splits, stock dividends recapitalizations and similar corporate events.  The holder is not entitled to exercise the warrant if the effect of such exercise would be that the number of shares of common stock beneficially owned by the holder after giving effect to such exercise would be result in beneficial ownership by the holder and its affiliates of more than 4.99% of our then outstanding shares of common stock on such date.  This provision may only be waived or amended by the consent of the holders of a majority of our outstanding common stock who are not our affiliates. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009
(unaudited)

NOTE 5 - EQUITY TRANSACTIONS - continued

A summary of Company options issued as of June 30, 2009 is as follows:

Weighted Average
	Stock Options		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2008	2,000,000	2,000,000	.10	.10
Granted	-	-	-	-
Exercised	-	-	-	-
Right Canceled	-	-	-	-
Balance – June 30, 2009	2,000,000	2,000,000	$.10	.10

The following table summarizes information about stock options outstanding and exercisable at March 31, 2009:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.10	2,000,000	4.42	$.10	2,000,000

These options issued in 2008 were fully vested and expensed in 2008.

A summary of the activity of warrants issued as of June 30, 2009 as follows:

			Weighted Average
	Warrants		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2008	8,205,000	8,205,000	$.24	$.24
Granted	2,000,000	2,000,000	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Balance – June 30, 2009	10,205,000	10,205,000	$.21	$.21

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009
(unaudited)

NOTE 5 - EQUITY TRANSACTIONS - continued

The following table summarizes information about stock warrants outstanding and exercisable at June 30, 2009:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.05 to $.09	1,285,000	2.77	$.06	1,285,000
$.10 to $.49	6,460,000	1.63	.12	6,460,000
$.50	2,460,000	.66	.50	2,460,000

At June 30, 2009, there remains $65,730 of unamortized expense yet to be recorded related to all warrants outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

Mr. Jeffrey Schultz, president of the Company, and Mr. David Rappa, president of VPS, have each advanced funds to the Company. As of June 30, 2009 Mr. Schultz has advanced $34,871 to the Company and Mr. Rappa has advanced $6,644. These loans carry no interest and are payable upon demand. During the three months ending June 30, 2009, the Company repaid Mr. Schulz and Mr. Rappa the sums of $3,977 and $1,306 respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a discussion and analysis of our financial condition and results of operations for the three months and six months ended June 30, 2009 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

Overview - continued

On May 13, 2009 the Company announced that VPS has developed and will launch shortly its Windows based program for its P-25M Card Swiper/Printer and its RedFin “Sidebar” application for point-of-sale transactions (POS).  The application will enable mobile merchants and brick and mortar businesses a tool to instantly swipe, transact, and print receipts for credit and debit card transactions using the P-25M with virtually any office computer through a simple online download.  The Company  launched these products in May 2009.

Results of Operation for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

The Company generates revenues from the sale of the Blue Bamboo wireless terminals, its recurring monthly data plans and sales of its RedFin Gateway transaction platform.  The Company’s  revenue increased $169,301, or approximately 371%, in the quarter ended June 30, 2009 compared to the same period in 2008. The increase in sales was attributable to the sales of the Company’s Blue Bamboo wireless terminals, the associated product accessories, and the sales of the data plans required to operate the terminals.

Our cost of goods sold includes the payment processing terminals we sell as well as the recurring expenses to maintain the service to the terminals. Our cost of goods also includes the monthly licensing fees associated with maintaining and operating our payment gateway. Our cost of goods sold as a percentage of revenues was approximately 85% for the three months ended June 30, 2009 as compared to 74% for the comparable period in 2008.  The increase in our cost of goods sold in the 2009 period as compared to the 2008 period reflects the Company’s use of its Payment Gateway to generate revenues in 2009 compared to no Gateway revenue in the 2008 period. The Company pays a recurring minimum $10,695 monthly fee to its Payment Gateway provider Blue Bamboo. As our sales increase the amount of this monthly fee will be amortize over a greater revenue number which should result in a reduction in cost of sales as a percentage of revenues in the balance of 2009, although we are unable at this time to predict the percentage.

Total operating expenses for the three months ended June 30, 2009 increased approximately $98,384, or approximately 35%, from the comparable period in 2008, and primarily included increases in:

●
administrative expenses, which includes rent, salaries and general overhead costs increased approximately $35,335 in the second quarter of 2009 as compared to the second quarter of 2008 as a result of the Companys increased sales effort. We anticipate that administrative expenses will remain at the same levels for the final six moths of the year as they did for the first six months and that they should not significantly increase during the balance of 2009.

●
professional and consulting fees, which includes sales and marketing consultants as well as investor relations services increased approximately $55,324 or approximately 227%, in the second quarter of 2009 from the comparable period in 2008 as a result of the increased need for professional help in expanding the Companys business and meeting the needs of the  investment community.. We anticipate that professional and consulting fees during the balance of 2009 will not significantly increase.

●
Interest expense increased approximately $56,291, or approximately 46%, in the second quarter of 2009 from the comparable period in 2008 as a result of increased borrowing expenses and the expenses associated with the T Squared warrant issuance..

We reported other income of $75,826 which represents the elimination of payroll taxes and accumulated penalties and interest associated with such taxes. Negotiations with the IRS had these taxes and penalties transferred to another liable party.

Derivative and liquidating liabilities during the three months ending June 30, 2009, increased by $19,567. The changes in derivative and liquidating liabilities and liquidating income each quarter are a result of the price changes in our stock each quarter and the impact this stock price change has on our convertible debt.

Net loss for the three months ended June 30, 2009 was $(343,949) compared to a net loss of $(263,501) for the comparable period in 2008. The increase in loss was primarily attributable to an increase in our total expenses as the sales of the company continue to grow.

Although the Company expects to generate increased revenues in the balance of 2009, due to sales of its wireless terminals and gateway transaction revenue, the Company expects to continue to incur losses at least through the third quarter of 2009, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

Results of Operation for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

The Company’s revenue in the six months ending June 30, 2009 increased $308,961, or approximately 634%, compared to in the same period in 2008. The significant increase in sales was attributable to the sales of the Company’s Blue Bamboo wireless terminals, the associated product accessories, and the sales of the data plans required to operate the terminals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Results of Operation for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008 - continued

The Company’s cost of goods sold expense of $307,708 increased $274,077 in the six months ending June 30, 2009 or approximately 815% compared to $33,631 in the same period in 2008. This increase was due to the significant increase in product sales during the period.

Total operating expenses for the six months ended June 30, 2009 increased approximately $155,562, or approximately 23%, from the comparable period in 2008, and primarily included increases in:

●           administrative expenses, which includes rent, salaries and general overhead costs decreased approximately $55,251 or 14%  in the first six months of 2009 as compared to the first six months of 2008 as a result of the Companys more efficient use of it’s assets.

●           professional and consulting fees, which includes sales and marketing consultants as well as investor relations services increased approximately $59,556 or approximately 76%, in the first six months of 2009 from the comparable period in 2008 as a result of the increased need for professional help in expanding the Companys business and meeting the needs of the  investment community.

●           Interest expense increased approximately $149,171, or approximately 72%, in the first six months of 2009 from the comparable period in 2008 as a result of increased borrowing expenses and the expenses associated with the T Squared warrant issuance.

The Company’s Derivative and Liquidating Liabilites expense of $462,185 on June 30, 2009 decreased $484,006 or approximately 51% compared to June 30, 2008. This reduction is attributable to the increase in our stock price as well as the elimination and renegotiation of a portion of our convertible debt.

Net loss for the six months ended June 30, 2009 was $(601,609) compared to a net loss of $(605,387) for the comparable period in 2008. The decrease in loss was primarily attributable to an increase in the sales of the company as we continue to grow.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company's needs for cash.  At June 30, 2009 we had $0 cash  and working capital deficit of $4,387,907 as compared to cash on hand of $3,706 and a working capital deficit of $4,029,163 at December 31, 2008. With the exception of our limited existing credit line with Commercial Holding AG, we have no current agreements, arrangements, or understanding for such needed capital. As of June 30, 2009 the Company has used the entire $700,000 credit line and had a principal balance due on the credit line of $820,584.

The Company had total assets of $342,099 at June 30, 2009 as compared to $242,117 at December 31, 2008. This overall increase in total assets is due to increases in both our inventory and accounts receivable offset by the amortization of out deferred financing fees.  The Company had total liabilities of $4,645,432 at June 30, 2009 as compared to $3,725,372 at June 30, 2008.

At June 30, 2009 our current assets increased approximately $172,542 from December 31, 2008 and included increases in accounts receivable $26,469, inventory $100,113, and deposits paid to our product supplier of $49,470.  Our customary terms offered our customers are payment prior to shipment. Most of our sales transactions are pre-paid by credit card or ACH. The inventory increase in 2009 reflects increased purchases of terminal products and accessories related to our increased sales.

At June 30, 2009 our current liabilities increased approximately $531,286 from December 31, 2008, and included increases in accounts payable ($35,993), notes payable and secured convertible notes ($172,970), accrued expenses ($175,886), our line of credit ($243,000), and was offset by a decrease in derivative and liquidating liabilities ($96,563).

At June 30, 2009, we had $1,945,470 of notes payable which includes:

●	$65,000 principal amount of 10% notes (HEB Notes) which is due between September and December 2009. Interest has accrued under these notes which totals $10,815 at June 30, 2009.

●
$1,410,000 principal amount of short-term notes (Container Financing Notes) issued in 2005, averaging 90 days, with a specific rate of return to acquire funds to invest in high yield activities.  At June 30, 2009 there is unpaid interest due and accruing in the amount of $943,617 on these notes, all of which are in default and accruing interest at 18% per annum.

●	$312,232 principal amount of 7% note (Nutmeg Note) which is due December 31, 2009.

●	$50,000 principal amount of 18% note (Miller/Goulding Note) which is due June 30, 2009. Interest has been paid through June 30, 2009 and principal was repaid July 6, 2009.

●	$100,000 principal amount of 10% note (T Squared Note) which is due August 31, 2009. At June 30, 2009 there is unpaid interest due and accruing in the amount of $2,500.

Between September 2006 and October 2006 we sold an aggregate of $597,500 principal amount secured convertible notes which were due between September 2007 and October 2007.  The notes are convertible into shares of our common stock as described in greater detail in Note 4 to the Notes to Consolidated Financial Statements appearing elsewhere in this report which is generally the lesser of 60% of the market value of our stock or $0.10 per share.  We were obligated to file a registration statement with the Securities and Exchange Commission to register the shares of common stock underlying these notes and the warrants we issued the investor in the transaction.  We have not filed this registration statement and are liable for liquidated damages which are $462,185 at June 30, 2009.  At December 31, 2008 we owed $297,500 principal amount of convertible notes.  In February 2009 the Company negotiated an amendment to the terms of the original notes. The significant terms of the amendment were as follows:

●	Principal amount is to be $352,232

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Liquidity and Capital Resources - continued

●	Maturity date is December 31, 2009,

●	Note carries 7% per annum interest rate

●	The warrant provision of the original notes is null and void

●	The lender immediately converted $40,000 of principal into 1,025,641 shares of our common stock thereby reducing the principal to $312,232

●	Conversion rights at 70% of the market value of our stock are frozen until July 1, 2009, and

●	If we should default under the terms of the amendment, the original note terms then apply

Finally, at June 30, 2009 our balance sheet reflects $820,584 due under a line of credit.  In April 2008 we entered into a Credit and Loan Agreement with Commercial Holding, AG pursuant to which we were extended a $500,000 line of credit which we secured by the stock of our subsidiary, Virtual Payment Solutions, Inc., and all of that company’s assets.   Upon the granting of this line of credit we issued Commercial Holdings, AG 2,000,000 shares of our common stock together with  five-year warrants to purchase an additional 1,000,000 shares of our common stock with an exercise price of $0.25 per share.  In December 2008 the agreement was amended to increase the maximum amount available under the facility to $700,000.  As consideration for this amendment we issued Commercial Holding, AG 2,000,000 shares of our common stock together with  five-year warrants to purchase an additional 1,000,000 shares of our common stock with an exercise price of $0.10 per share  Interest on the outstanding amount is 10% per annum, payable monthly.  We have used the proceeds for general working capital.

We do not have any commitments for capital expenditures.   While we were able to raise $100,000 in May 2009 through the issuance of a secured promissory note and an additional $50,000 of new capital during June 2009 through the sale of shares of our common stock in a private placement., our sources of cash are the availability of funds under our line of credit and cash on hand. At June 30, 2009 we had a bank overdraft of $34,067 and there were no funds available under our line of credit. The Company is currently working with a number of potential lenders to provide funding for both operations and product inventory. There is no assurance that we will be able to obtain funds at favorable terms to the Company. As described elsewhere herein, we do not have sufficient funds to pay our outstanding debt obligations which are approximately $4,645,432 and we will need approximately $2,000,000 of additional working capital to fund our ongoing operations. The Company believes it will be sucessful in raising the required funds. In addition, in the event we should fail to pay the interest under the line of credit which would result in an event of default, or if any other events should occur which would otherwise result in an event of default under the agreement, the amounts due under the credit line would become immediately due and payable.  If we were unable to pay these amounts, the lender could seek to foreclose on the assets of our subsidiary which represents substantially all of our operations.  If we are unable to raise the necessary capital, we could be forced to curtail some or all of our operations and it is likely that investors would lose their entire investment in our company.

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

Under the supervision and with the participation of our senior management, consisting of Jeffrey Schultz, our Principal Executive Officer and Michael Fasci, our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as a result of continuing material weaknesses in our internal controls over financial reporting.

Due to the small size and limited financial resources, the Company’s Principal Executive Officer  and Chief Financial Officer are the only individuals involved in the accounting and financial reporting. Furthermore, our PEO performs his duties in Florida while our CFO performs his in Massachusetts. As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of the same individual, our CFO.  Usually, this lack of segregation of duties represents a material weakness; however, to remedy the matter, subject to the availability of sufficient capital the Company plans to hire additional in-house accounting personnel in Florida as we expect sales in the short-term to reach levels where it is warranted. This will allow our CFO to spend more time performing high end accounting duties and make better use of his time. The PEO and CFO (both of whom also comprise the Board of Directors) examine and approve all cash transactions.  However, until such remedial actions are complete, it is likely that we will have continuing material weaknesses in our internal control over financial reporting which will result in continuing material weaknesses in our disclosure controls and procedures.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 1, 2009, the Company entered into a Promissory Note with T Squared Investments, LLC  with a principal amount of $100,000. Terms of the Note are 120 days and the Note carries a 15% interest rate per annum, compounded monthly. Our obligations under this note are collateralized by both our assets and the assets of HEB LLC, a principal stockholder which is also a lender to our company. As additional consideration we issued the lender five year common stock purchase warrants to purchase an aggregate of 2,000,000 shares of our common stock at exercise prices ranging from $0.05 to $$0.15 per share.  Other than the exercise price of the warrants, all other terms of the warrants are identical among the series.  These warrants contain a cashless exercise feature and the exercise price is subject to proportional adjustment in the event of stock splits, stock dividends recapitalizations and similar corporate events.  The holder is not entitled to exercise the warrant if the effect of such exercise would be that the number of shares of common stock beneficially owned by the holder after giving effect to such exercise would be result in beneficial ownership by the holder and its affiliates of more than 4.99% of our then outstanding shares of common stock on such date.  This provision may only be waived or amended by the consent of the holders of a majority of our outstanding common stock who are not our affiliates. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds. - continued

On June 30, 2009, the Company sold 1,000,000 shares of its restricted common stock for the sum of $50,000 via a Private Placement Memorandum to one accredited investor in a transaction exempt from registration under the Securities Act of 1933 in reliance upon an exemption provided by Regulation D. No commission or finders fee was paid for this investment.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Mr. Jeffrey Schultz, president of Secured Financial Network, Inc. and Mr. David Rappa, president of Virtual Payment Solutions Inc. have each advanced funds to the Company. As of June 30, 2009 Mr. Schultz has advanced $34,871 to the Company and Mr. Rappa has advanced $6,644. These loans carry no interest and are payable upon demand. These proceeds were primarily, but not exclusively, used to purchase inventory for the Company. During the three months ending June 30, 2009, the Company repaid Mr. Schulz and Mr. Rappa the sums of $3,977 and $1,306 respectively.

On May 1, 2009 we engaged Flagler Communications Group, Inc. to provide public relations, communication, advisory and consulting services to us under the terms of a six month agreement.  As compensation for its services, Flagler Communications is entitled to a monthly fee of $2,500 and reimbursement for reasonable out of pocket expenses.

In May 2009 we engaged DMS Consulting, LLC to provide financial communication services for us under the terms of a 90 day agreement for a fee of $2,500 per month.

Item 6.	Exhibits.

Exhibit No.	Description

4.1	Promissory Note in the principal amount of $100,000 to T Squared Investments, LLC dated May 1, 2009 *

4.2	Form of Common Stock Purchase Warrant issued to T Squared Investments, LLC *

4.3	Form of option granted to Flagler Communications Group (included in Exhibit 10.15 hereto)

10.14	Form of Consulting Agreement with DMS Consulting, LLC *

10.15	Form of Consulting Agreement with Flagler Communications Group dated May 1, 2009 *

31.1	Certification of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14*

31.2	Certification of Principal Financial Officer as Required by Rule 13a-14(a)/15d-14*

32.1	Certification of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Principal Financial Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.

Date: August 14, 2009	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: Principal Executive Officer

Date: August 14, 2009	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer