Form 10-Q
period 2009-09-30
SECURED FINANCIAL NETWORK, INC.
filed 2009-11-13
CIK 1100394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).	☐	Yes	☒	No

The number of outstanding shares of the Registrant’s common stock, $0.001 par value, as of November 13, 2009 was 52,775,020.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to implement our business plan and generate revenues, our ability to raise sufficient capital to fund our operations and pay our obligations as they become due, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report and our annual report on Form 10-K for the year ended December 31, 2008, including the risks described in Item 1A. - Risk Factors, in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

Unless specifically set forth to the contrary, when used in this report the terms “Secured Financial", "we"", "our", the "Company" and similar terms refer to Secured Financial Network, Inc , a Nevada corporation and its wholly-owned subsidiary RedFin Network, Inc., a Florida corporation formerly known as Virtual Payment Solutions, Inc.  In addition, when used herein and unless specifically set forth to the contrary, “2009” refers to the year ending December 31, 2009 and “2008” refers to the year ended December 31, 2008.  The information which appears on our websites at www.securedfinancialnetwork.com and www.redfinnet.com is not part of this report.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash	$-	$3,706
Employee Advances	-	623
Accounts Receivable	102,630	51,074
Inventory	376,461	29,579

Total Current Assets	479,091	84,982

FURNITURE AND EQUIPMENT (NET)	9,756	12,241

OTHER ASSETS
Refundable Deposits	7,159	5,170
Deferred Financing Fees	28,733	139,724

Total Other Assets	35,892	144,894

TOTAL ASSETS	$524,739	$242,117

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash Overdraft	$19,378	$-
Accounts Payable	502,992	176,288
Accrued Expenses	1,268,993	1,029,026
Derivative and Liquidating Liabilities	362,864	558,748
Line of Credit	975,584	577,584
Notes Payable	194,731	-
Notes Payable - In Default	1,410,000	1,475,000
Sales Taxes Payable	1,674	-
Secured Convertible Notes	312,232	297,500

Total Current Liabilities	5,048,447	4,114,146

LONG TERM DEBT

STOCKHOLDERS' DEFICIT
Common Stock authorized is 100,000,000
shares at $0.001 par value. Issued and
outstanding on September 30, 2009, 52,275,020
and December 31, 2008, 49,624,379 shares.	52,775	49,624
Additional Paid in Capital	4,099,995	3,855,341
Accumulated Deficit	(8,676,478)	(7,776,993)

Total Stockholders' Deficit	(4,523,708)	(3,872,029)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$524,739	$242,117

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES

Sales	$198,107	$88,696	555,772	137,400

Cost of Goods Sold	154,466	103,719	462,174	137,324

Gross Profit	43,641	(15,022)	93,598	76

EXPENSES
Administrative Expenses	205,721	122,014	534,550	409,125
Professional and Consulting	61,426	20,482	198,370	98,972
Depreciation and Amortization	1,578	535	4,734	1,605
Interest Expense	172,155	92,234	527,180	298,090

Total Expenses	440,879	235,264	1,264,834	807,791

Net Loss before other income (expense)	(397,238)	(250,287)	(1,171,236)	(807,716)

Other Income (expense):	42	-	75,867	-
Derivative and Liquidating Income	99,321	(4,344)	195,884	(52,277)

Net loss before Provision
for Income Taxes	(297,875)	(254,631)	(899,485)	(859,993)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(297,875)	$(254,631)	$(899,485)	$(859,993)

Basic and Diluted
Net Loss per Common Share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted Average Number of Shares
Common Shares Outstanding -
basic and diluted	52,275,020	43,750,247	50,949,700	41,400,247

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:

Net Loss	$(899,485)	$(859,993)

Adjustments to Net Loss:
Derivative and Liquidating Expenses	(195,884)	52,277
Amortization of deferred financing fees	110,991	-
Equity issued for services and interest	78,750	57,160
Valuation of warrants issued with debt	66,555	-
Depreciation and Amortization	4,734	1,605
Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:
Changes in Assets and Liabilities:
Prepaid Expense	-	5,000
Cash Advances	623	6,516
Accounts Receivable	(51,556)	(12,662)
Inventory	(346,882)	(10,169)
Accrued Interest	251,036	241,853
Accrued Expenses	(11,069)	(26,640)
Sales Tx Payable	1,674
Accounts Payable	326,704	76,318

Net Cash (Used) by Operating Activities	(663,808)	(468,735)

Cash Flows From Investing Activities:

Furniture and Equipment	(2,249)	(9,195)
Security Deposit	(1,988)	20,000

Net Cash (Used) by Investing Activities	(4,237)	10,805

Cash Flows From Financing Activities:
Cash Overdraft	19,378	-
Notes Payable repayments	(20,184)	(300,000)
Notes Payable	174,916	340,335
Loans Payable - Officers	29,730	-
Commercial Holding AG, LLC Credit Line	398,000	434,200
Proceeds from the sale of Common Stock	62,500	-

Net Cash Provided by Financing Activities	664,340	474,535

Net Change in Cash	(3,706)	16,605

Cash and Cash Equivalents - Beginning	3,706	15,041

Cash and Cash Equivalents - Ending	$0	$31,646

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$-	$298,090

Non-Cash Financing Transactions:
Shares Issued for Services	$78,750	$57,161
Warrants issued with debt	$66,555	$-
Conversion of Indebtedness for Equity	$40,000	$340,335
Satisfaction of Derivative Liability	$-	$508,873

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of Secured Financial Network, Inc. and our subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the nine month periods ended September 30, 2009 and September 30, 2008, the Company has incurred net losses of $899,485 and $859,993 respectively, a substantial portion of the debt is in default and has a stockholders’ deficit of $4,523,708 as of September 30, 2009. As of September 30, 2009 the Company had no cash and a cash overdraft of $19,378. As stated by our auditors in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2008, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing but cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

These consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiary, RedFin Network, Inc., Inc, a Florida corporation ("RFN"). The Company created RFN in September of 2007.  All significant inter-company accounts and transactions are eliminated in consolidation. The RedFin Network, Inc. was formerly known as Virtual Payment Solutions, Inc.

Stock-Based Employee Compensation

The Company has adopted the FASB guidelines that require companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying these FASB guidelines approximated $0 in compensation expense during the nine months ended September 30, 2009.  Such amount is included in general and administrative expenses on the statement of operations.

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Business and Credit Concentration

The Company purchases its products for resale from two suppliers. As of September 30, 2009, the Company’s outstanding balance to one of these suppliers was $385,620. The loss of one or both of these suppliers could have a material adverse effect upon its business for a short-term period of time.

Net Loss Per Share

The Company has adopted the FASB guidance regarding standards for the computation, presentation and disclosure of earnings per share. The warrants and stock options excluded from the EPS calculations total 11,955,000, as the inclusion of such warrants and options would be antidilutive. In addition the Company has convertible debt which may be converted into shares and warrants and once the number of warrants is determined, we will determine if the inclusion of such warrants would be anti-dilutive, if so, such warrants would be excluded from the computation of earnings per share.

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

Fair Value of Financial Instruments

The Company has adopted the FASB guidelines regarding the estimate of the fair value of all financial instruments included on its balance sheet as of September 30, 2009. The Company considers the carrying value of accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded notes payable, derivative and liquidating liabilities on the secured convertible notes, largely as a result of the undercapitalization of the Company.

Recent Accounting Pronouncements

The Company has adopted the FASB guidelines regarding subsequent event reporting. The objective of these guidelines is to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In accordance with these guidelines, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management has adopted this new standard with the filing of the second quarter interim financial statements. The adoption of this new standard is not expected to have a material impact on the financial statements of the Company.

All new accounting pronouncements issued but not yet effective have been deemed not relevant, and as a result the adoption of these other new accounting pronouncement is not expected to have any impact once adopted.

Reclassifications

Certain reclassifications to the numbers have been made to the prior periods for presentation purposes.

NOTE 2 - ACCRUED LIABILITIES

At September 30, 2009, the accrued liabilities consisted of the following:

	September 30,	December 31,
	2009	2008
Accrued Other	$1,800	$689
Interest	$1,114,010	$862,885
Payroll	$138,003	$103,000
Payroll Taxes	$15,180	$62,452
Total	$1,268,993	$1,029,026

NOTE 3 - NOTES PAYABLE

Investor Notes Payable in Default

During 2005 the Company issued seventeen (17) short-term notes (average 90-days) with a specific rate of return to acquire funds to invest in high yield activities (e.g. Container financing/investment). As of September 30, 2009, the Company’s short-term notes payable relating to its previous container financing business total $1,410,000. The Company has also accrued $1,007,588 interest on these notes. All seventeen Notes are in default and are accruing interest at the rate of 18% per annum.

Notes Payable Officers

Mr. Jeffrey Schultz, president of the Company, Mr. Michael Fasci, chief financial officer of the Company, and Mr. David Rappa, president of RFN, have each advanced funds to the Company. As of September 30, 2009 the outstanding balances due each of these Company officers were as follows: Mr. Schultz $15,587, Mr. Fasci $10,000 and Mr. Rappa $4,144. These loans carry no interest and are payable upon demand. During the three months ending September 30, 2009, the Company reduced the outstanding amounts owed  Mr. Schulz and Mr. Rappa by the sums of $19,284 and $2,500 respectively from the amounts due as of June 30, 2009.

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

As security for the repayment of all liabilities arising under the Convertible Note, the Company granted to Lender a security interest in and a lien on 5,975,000 shares of common stock, issued with a restricted legend, hereafter referred to as the “Collateral”. The Lender has the right to sell or hypothecate such Collateral, to the extent permitted under applicable securities laws. However, the Lender shall not sell more than 10% of the average daily volume in any week. Such Collateral in 2008 was released to the Lender for either converting a portion of such Convertible Note to equity and/or the payment of accrued interest. As of September 30, 2009 there is no Collateral.

If the Company raises money at a lower price than the Lender has purchased the shares, upon conversion of such Convertible Note, then the Company will re-price the Lender’s shares and warrants to that price. The Lender has the right of first refusal of any financing for eighteen (18) months after the Funding. The Lender will be notified prior to any other financing and have an option to respond with competitive financing terms upon notification. The Company will not raise any capital below 10 cents per share while the notes are outstanding Notwithstanding anything herein to the contrary, the Company will be allowed to raise additional capital to complete its $1.5 million contemplated fund-raising while the notes are outstanding.

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

NOTE 3 - NOTES PAYABLE - continued

Liquidated Damages will neither accrue nor be payable pursuant to Section 11.4 nor will a Non-Registration Event be deemed to have occurred for times during which Registrable Securities are transferable by the Lender of Registrable Securities pursuant to Rule 144(k) under the Securities Act of 1933, as amended. The Registration Statement has not yet been filed.

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

The Lender or its designee shall also be entitled to a commission of 5% of any and all amounts received, directly or indirectly, by the Company and/or its principals as a consequence of a merger, license or any other similar arrangement or remuneration as a consequence of the efforts of the Lender or its designee or agent.

In connection with the issuance of the Convertible Notes, the Company issued 5-year warrants to purchase an amount of Company stock up to a limit of 30% of the principal amount of the note. The exercise price of the warrants is equal to 300% of the conversion price of the Convertible Note.

The Company recognized a debt discount of $ 540,039 at the date of issuance of the Convertible Notes. The debt discount of $540,039 is comprised of $69,605 for the detachable warrants and $470,434 for the beneficial conversion features of the Convertible Notes. The beneficial conversion features were recorded in accordance with generally accepted accounting principles on Certain Convertible Instruments and Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. The debt discount is recognized over the term of the Convertible Notes of one year. There was $65,065 of amortization recorded for the year ended December 31, 2006, attributed to this debt discount. The balance was expensed in 2007.

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

On May 1, 2009, the Company entered into a Promissory Note with T Squared Investments, LLC with a principal amount of $100,000. Terms of the Note are 120 days and the Note carries a 15% interest rate per annum, compounded monthly. Our obligations under this note are collateralized by both our assets and the assets of HEB LLC, a principal stockholder which is also a lender to our company. As additional consideration we issued the lender five year common stock purchase warrants to purchase an aggregate of 2,000,000 shares of our common stock at exercise prices ranging from $0.05 to $$0.15 per share.  Other than the exercise price of the warrants, all other terms of the warrants are identical among the series.  These warrants contain a cashless exercise feature and the exercise price is subject to proportional adjustment in the event of stock splits, stock dividends recapitalizations and similar corporate events.  The holder is not entitled to exercise the warrant if the effect of such exercise would be that the number of shares of common stock beneficially owned by the holder after giving effect to such exercise would be result in beneficial ownership by the holder and its affiliates of more than 4.99% of our then outstanding shares of common stock on such date.  This provision may only be waived or amended by the consent of the holders of a majority of our outstanding common stock who are not our affiliates. These proceeds from this loan were used for both the purchase of inventory as well as Company operations. The warrants were valued at $ 66,555. The term of this note was extended to 180 days by the mutual agreement of the parties.

Notes Receivable

None

Line of Credit

During April 2008, the Company entered into a $500,000 line of credit with Commercial Holding, AG and amended in December 2008 to increase such line of credit to $700,000. Terms of the line of credit include interest payable at the rate of 10% per annum and repayment of principal by December 31, 2009, as amended. As part of the agreement dated April 29, 2008, Commercial Holding, AG agreed to assume $172,700 worth of notes previously owed by the Company to another creditor. This amount represents all of the borrowings by the Company from this other creditor in 2008. As additional consideration to Commercial Holding AG for entering into the line of credit, the Company agreed to immediately issue to Commercial Holding AG 2,000,000 shares of Rule 144 restricted Company stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share. Such equity issuances have been valued at $59,284 and expensed as interest in 2008, as the original maturity date of the original line of credit was December 2008. As consideration for the December 2008 amendment to the line of credit another 2,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share were issued. Interest expense of $8,263 was recorded and attributed to the December 2008 equity issuances in 2008, with another $139,724 recorded as deferred financing costs to be amortized through December 2009. As of September 30, 2009 the Company has used the entire $700,000 credit line and had a principal balance due on the credit line of $975,584. The lender has agreed to over advance and is in the process of formalizing the revised terms of the credit line extension.

NOTE 4 - DERIVATIVE AND LIQUIDATING LIABILITIES

During the year ended 2007, the Company recognized derivative liabilities in the amount of $776,816 pursuant to generally accepted accounting principles  Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and $169,375 of liquidating damages liabilities for  Accounting for Registration Payment Arrangements, all attributed to the terms of the Convertible Notes. A derivative liability was required to be recorded fundamentally due to the nature of the conversion terms, provide that the Company could potentially be in the position of delivering more shares than the Company has authorized to issue for the satisfaction of the conversion of the Convertible Notes and the exercise of the related warrants. Due to the nature of calculating the amount of warrants to issue and the exercise price, the Company is in the position of issuing another 10% more shares over the shares issued for the conversion of the Convertible Notes.

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

The fair value of the total derivative liabilities recorded of $362,864 as of September 30, 2009 is comprised of two components, one component of the liability estimated of $278,531 attributed to the Convertible Notes conversion factor of 70% of market, but not more than $0.10 and another component of the liability of liquidated damages estimated to be $84,333.

In February, 2009, the Company amended the terms of the convertible debt to eliminate the warrants and have a six month grace period with regards to the convertibility of such debt which expired in July 2009.

The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed as follows;

Convertible Note into Shares
Market Price of Stock	$.13
Exercise Price	$.09
Term	Half Year
Volatility	210%
Risk Free Rate	2.31%
Number of Shares Assumed Issuable	3,568,366

NOTE 5 - EQUITY TRANSACTIONS

Common Stock

During the nine months ending September 30, 2009 the following equity transactions occurred:

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

 On July 30, 2009 the Company issued 500,000 shares of Rule 144 restricted Company stock to an officer of the Company relating to the renewal of an employment contract. These shares were valued at the sum of $40,000.

On August 24, 2009 the Company issued 250,000 shares of its restricted common stock for $.05 cash per share relating to the exercise of a stock option previously granted to National Financial Communications.

On August 24, 2009 the Company issued 250,000 shares of its restricted common stock to an employee as full settlement of stock due per his employment contract. These shares were valued at $ 25,000. The employee is no longer employed at the Company.

NOTE 5 - EQUITY TRANSACTIONS - continued

A summary of Company options issued as of September 30, 2009 is as follows:

Weighted Average
	Stock Options		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2008	1,750,000	1,750,000	.05	.05
Granted	-	-	-	-
Exercised	-	-	-	-
Right Canceled	-	-	-	-
Balance – September 30, 2009	1,750,000	1,750,000	$.05	.05

The following table summarizes information about stock options outstanding and exercisable at September 30, 2009:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.05	1,750,000	4.17	$.05	1,750,000

These options issued in 2008 were fully vested and expensed in 2008.

A summary of the activity of warrants issued as of September 30, 2009 as follows:

			Weighted Average
	Warrants		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2008	8,205,000	8,205,000	$.24	$.24
Granted	2,000,000	2,000,000	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Balance – September 30, 2009	10,205,000	10,205,000	$.21	$.21

NOTE 5 - EQUITY TRANSACTIONS - continued

The following table summarizes information about stock warrants outstanding and exercisable at September 30, 2009:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.05 to $.09	1,285,000	2.52	$.06	1,285,000
$.10 to $.49	6,460,000	1.38	$.12	6,460,000
$.50	2,460,000	.41	$.50	2,460,000

At September 30, 2009, there remains $28,734 of unamortized expense yet to be recorded related to all warrants outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

Mr. Jeffrey Schultz, president of the Company, Mr. Michael Fasci, chief financial officer of the Company, and Mr. David Rappa, president of RFN, have each advanced funds to the Company. As of September 30, 2009 the outstanding balances due each of these Company officers were as follows: Mr. Schultz $15,587, Mr. Fasci $10,000 and Mr. Rappa $4,144. These loans carry no interest and are payable upon demand. During the three months ending September 30, 2009, the Company reduced the outstanding amounts owed  Mr. Schultz and Mr. Rappa by the sums of $19,284 and $2,500 respectively from the amounts due as of June 30, 2009.

NOTE 7 – SUBSEQUENT EVENTS

We have no subsequent events to disclose prior to November 13, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a discussion and analysis of our financial condition and results of operations for the three months and nine months ended September 30, 2009 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

Overview

We are a valued added provider of payment transaction processing platforms and equipment marketed to and utilized by traditional “brick and mortar”, and Internet e-commerce merchants and those using mobile or wireless devices to conduct business. We operate through our wholly owned subsidiary formerly known as Virtual Payment Solutions, Inc. On October 1, 2009 we changed the subsidiary name to RedFin Network, Inc. (RFN) allowing for ease of marketing and branding of our trade name and eliminating confusion relating to the products and services we sell. Our Company websites are www.securedfinancialnetwork.com and www.redfinnet.com.

RN markets its products and services through the branded name RedFin Network.  These products and services today include:

Blue Bamboo H-25 Wireless all-in-one transaction terminal
Blue Bamboo P-25 printer and printer card swipe device
Blue Bamboo Blue Box table pay restaurant solution
Blue Bamboo PCI Compliant and Visa certified Payment Gateway
RedFin Sidebar QuickBooks® interface
RedFin Windows® All-In-One-Desktop Terminal

All of the transaction products are integrated with the Payment Gateway, which connects merchants utilizing IP based terminals and wireless devices using Bluetooth, Ethernet, and GPRS to acquiring processors and banks for approval or denial of credit and debit card charges.

The RedFin Payment Gateway is a customized credit/debit card processing platform serving as the connection between the customers at point-of-sale to the financial networks for the acceptance of card payment by merchants.  Most card transactions worldwide are processed by third party providers in compliance with financial institutions.  The Payment Gateway processes all credit card types which include Visa, MasterCard, American Express, Discover, JCB, and EBT through transaction terminals, virtual terminals, and wireless mobile devices.  The Payment Gateway received its PCI/DSS Compliance in October 2008 and was listed on the Visa’s approved Payment Gateway list in March 2009

The PCI/DSS Standard was developed by the major credit card associations as a guideline to help organizations that process card payments prevent credit card fraud, cracking and various other security vulnerabilities and threats. A company processing, storing, or transmitting payment card data must be PCI compliant or risk losing their ability to process credit card payments and being audited and/or fined. Merchants and payment card service providers must validate their compliance periodically.

The Blue Bamboo Products and Payment Gateway is marketed through non-exclusive  reseller agreements with ISO’S (Independent Sales Organizations) and VAR’s (Value Added Resellers) selling products and merchant services to end customers throughout the U.S.  Revenue is generated from sales of terminal products, by monthly data plans required to operate wireless products, licensing fees for software and per transaction fees charged for each transaction passing through the Payment Gateway to end acquiring processors such as Vital, Global all First Data Networks, PaymentTech, Heartland, and others already integrated with the Payment Gateway.    All Internet merchants, certain brick and mortar merchants using IP based transaction terminals, and mobile wireless transaction devices require a gateway to pass transactions from their customer’s use of a payment form to the acquiring bank/processor.

The Payment Gateway can also be re-branded for other large associations requiring their own name recognition by the ISO/Merchant customer base.  Currently we private label the Payment Gateway for our customers Sure Gate, Blackstone Merchant Services, Diversified Check Solutions, Versatile Pay, TX Direct, Prospay and others.

The Payment Gateway has incorporated a shopping cart emulator, which allows Internet merchants currently using other competitive Payment Gateway’s to integrate with the RedFin Network in a quick and efficient manner without disruption of their business.  The shopping cart emulator has integrated the top 120 carts currently used by Internet merchants.

The Company has developed and launched its Windows based program for the Blue Bamboo P-25M Card Swiper/Printer and its RedFin “Sidebar” application for point-of-sale transactions (POS).  The application will enable mobile merchants and brick and mortar businesses a tool to instantly swipe, transact, and print receipts for credit and debit card transactions using the P-25M with virtually any office computer through a simple online download.  The Company launched these products in May 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Overview – continued

In September of 2009 RedFin Network products and services were approved to be sold on the Chase Paymentech internal marketplace website.  Nearly 300 internal Chase sales reps refer their merchant services customers to this site for selection of transaction terminals and services.

The Company will continue its objective to keep a low cost efficient overhead by outsourcing warehousing and terminal products handling non-exclusively  to TASQ, one of the largest distributors of point-of-sale equipment and services in North America (www.tasq.com) and  JR’s POS Depot located in South Florida   all trusted names in the payment products distribution marketplace.  In addition, all Level 1 and 2 customer service related questions have also been outsourced to CardWare International with a 24/7 response to customer trouble tickets within 15 minutes.

Results of Operation for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

The Company generates revenues from the sale of the Blue Bamboo wireless terminals, its recurring monthly data plans and sales of its RedFin Gateway transaction platform.  The Company’s revenue increased $109,411, or approximately 123%, in the quarter ended September 30, 2009 compared to the same period in 2008. The increase in sales was attributable to the sales of the Company’s Blue Bamboo wireless terminals, the associated product accessories, and the sales of the data plans required to operate the terminals.

Our cost of goods sold includes the payment processing terminals we sell as well as the recurring expenses to maintain the service to the terminals. Our cost of goods also includes the monthly licensing fees associated with maintaining and operating our payment gateway. Our cost of goods sold as a percentage of revenues was approximately 78% for the three months ended September 30, 2009 as compared to approximately 117% for the comparable period in 2008.  The decrease in our cost of goods sold as a percentage of revenues in the 2009 period as compared to the 2008 period reflects the Company’s increased purchases of terminals due to increased sales. The Company pays a recurring minimum $10,695 monthly fee to its Payment Gateway provider Blue Bamboo. As our sales increase the amount of this monthly fee is being amortized over a greater revenue number which resulted in a reduction in cost of sales as a percentage of revenues.

Total operating expenses for the three months ended September 30, 2009 increased approximately $205,615, or approximately 87%, from the comparable period in 2008, and primarily included increases in:

●
administrative expenses, which includes rent, salaries and general overhead costs increased approximately $83,707 in the third quarter of 2009 as compared to the third quarter of 2008 or approximately 69%. This primarily included salaries and other compensation increases of $60,809 and Gateway customer service fees increases of $7,337. We anticipate that administrative expenses will remain at the same levels for the final three months of the year as they did for the first nine months and that they should not significantly increase during the balance of 2009.

●
professional and consulting fees, which include sales and marketing consultants as well as investor relations services, increased approximately $40,944 or approximately 200%, in the third quarter of 2009 from the comparable period in 2008 as a result of the increased need for professional help in expanding the Company’s business and meeting the needs of the investment community. We anticipate that professional and consulting fees during the balance of 2009 will not significantly increase.

●	Interest expense increased approximately $79,921, or approximately 87%, in the third quarter of 2009 from the comparable period in 2008 as a result of increased borrowing expenses.

Derivative and liquidating liabilities during the three months ending September 30, 2009, decreased by $103,665. The changes in derivative and liquidating liabilities and liquidating income each quarter are a result of the price changes in our stock each quarter and the impact this stock price change has on our convertible debt.

Net loss for the three months ended September 30, 2009 was $(297,875) compared to a net loss of $(254,631) for the comparable period in 2008. The increase in loss was primarily attributable to an increase in our total expenses as the sales of the company continue to grow.

Although the Company expects to generate increased revenues in the balance of 2009, due to sales of its wireless terminals and gateway transaction revenue, the Company expects to continue to incur losses at least through the end of 2009, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

Results of Operation for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

The Company’s revenue in the nine months ending September 30, 2009 increased $418,372, or approximately 304%, compared to in the same period in 2008. The significant increase in sales was attributable to the sales of the Company’s Blue Bamboo wireless terminals, the associated product accessories, and the sales of the data plans required to operate the terminals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Results of Operation for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008 - continued

The Company’s cost of goods sold expense of $462,174 increased $324,850 in the nine months ending September 30, 2009 or approximately 237% compared to $137,324 in the same period in 2008. Our cost of goods sold as a percentage of revenues was approximately 83% for the nine months ended September 30, 2009 as compared to approximately 99% for the comparable period in 2008.  As described earlier in this report, the decrease in our cost of goods sold as a percentage of revenues in the 2009 period as compared to the 2008 period reflects the Company’s increased purchases of terminals due to increased sales.

Total operating expenses for the nine months ended September 30, 2009 increased approximately $457,043, or approximately 57%, from the comparable period in 2008, and primarily included increases in:

●
administrative expenses, which include rent, salaries and general overhead costs, increased approximately $125,425 or 31% in the first nine months of 2009 as compared to the first nine months of 2008. The primary reasons for this increase were increases in salaries and other compensation of $103,280, increased sales commissions of $13,562, and increases in payroll taxes of $6,976.

●
professional and consulting fees, which include sales and marketing consultants as well as investor relations services, increased approximately $99,938 or approximately 100%, in the first nine months of 2009 from the comparable period in 2008 as a result of the increased need for professional help in expanding the Company’s business and meeting the needs of the investment community.

●	Interest expense increased approximately $229,090, or approximately 77%, in the first nine months of 2009 from the comparable period in 2008 as a result of increased borrowing expenses.

The Company’s Derivative and Liquidating Liabilites income of $195,884 on September 30, 2009 increased $248,161 compared to September 30, 2008. This increase is attributable to the increase in our stock price as well as the elimination and renegotiation of a portion of our convertible debt.

Net loss for the nine months ended September 30, 2009 was $(899,485) compared to a net loss of $(859,993) for the comparable period in 2008. The decrease in loss was primarily attributable to an increase in the sales of the company as we continue to grow.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company's needs for cash.  At September  30, 2009 we had a cash overdraft of $19378 and working capital deficit of $4,569,355 as compared to cash on hand of $3,706 and a working capital deficit of $3,872,029 at December 31, 2008. With the exception of our limited existing credit line with Commercial Holding AG, we have no current agreements, arrangements, or understanding for such needed capital. As of September 30, 2009 the Company has used the entire $700,000 credit line and had a principal balance due on the credit line of $975,584.

The Company had total assets of $524,739 at September 30, 2009 as compared to $242,117 at December 31, 2008. This overall increase in total assets is due to increases in both our inventory and accounts receivable offset by the amortization of out deferred financing fees.  The Company had total liabilities of $5,048,447 at September 30, 2009 as compared to $4,114,146 at December 31, 2008.

At September 30, 2009 our current assets increased approximately $394,109 from December 31, 2008 and included increases in accounts receivable $51,556, and inventory of $346,882.  Our customary terms offered our customers are payment prior to shipment. Most of our sales transactions are pre-paid by credit card or ACH. The inventory increase in 2009 reflects increased purchases of terminal products and accessories related to our increased sales. The Company anticipates inventory levels to remain steady through the end of the year.

At September 30, 2009 our current liabilities increased approximately $934,301 from December 31, 2008, and included increases in accounts payable ($326,704), notes payable and secured convertible notes ($284,463), accrued expenses ($239,967), our line of credit ($398,000), and was offset by a decrease in derivative and liquidating liabilities ($195,884).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

At September 30, 2009, we had $1,887,323 of notes payable which includes:

●	$65,000 principal amount of 10% notes (HEB Notes) which is due between September and December 2009. Interest has accrued under the notes which totals $12,453 at September 30, 2009.

●
$1,410,000 principal amount of short-term notes (Container Financing Notes) issued in 2005, averaging 90 days, with a specific rate of return to acquire funds to invest in high yield activities.  At September 30, 2009 there is unpaid interest due and accruing in the amount of $1,007,588 on these notes, all of which are in default and accruing interest at 18% per annum.

●	$312,232 principal amount of 7% note (Nutmeg Note) which is due December 31, 2009. At September 30, 2009 there is unpaid interest due and accruing in the amount of $16,347.

●	$100,000 principal amount of 10% note (T Squared Note) which is due August 31, 2009. At September 30, 2009 there is unpaid interest due and accruing in the amount of $6,250.

We do not have any commitments for capital expenditures.   While we were able to raise $100,000 in May 2009 through the issuance of a secured promissory note and an additional $50,000 of new capital during June 2009 through the sale of shares of our common stock in a private placement, our sources of cash are the availability of funds under our line of credit and cash on hand. At September 30, 2009 we had a bank overdraft of $19,378 and there were no funds available under our line of credit which is due on December 31, 2009. The Company continues to raise cash through the sales of its common stock and borrowing to fund its daily operations and to meet payroll. As sales have increased the demand to borrow additional funds in deceasingThe Company is continues to work with a number of potential lenders to provide funding for both operations and product inventory. These efforts are ongoing. There is no assurance that we will be able to obtain funds at favorable terms to the Company. As described elsewhere herein, we do not have sufficient funds to pay our outstanding debt obligations which are approximately $5,048,447 and we believe we will need approximately $2,000,000 of additional working capital to fund our ongoing operations. The Company expects to negotiate an extension of its credit line as well as an extension of the due date. These negotiations are ongoing In addition, in the event we should fail to pay the interest under the line of credit which would result in an event of default, or if any other events should occur which would otherwise result in an event of default under the agreement, the amounts due under the credit line would become immediately due and payable.  In addition, the line of credit matures on December 31, 2009 and we do not presently have the funds necessary to satisfy this obligation.  If we were unable to pay these amounts, the lender could seek to foreclose on the assets of our subsidiary which represents substantially all of our operations.  If we are unable to raise the necessary capital, we could be forced to curtail some or all of our operations and it is likely that investors would lose their entire investment in our company.

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

On July 30, 2009 we issued 500,000 shares of our common stock to Michael Fasci, an officer of our company, relating to the renewal of an employment contract. These shares were valued at the sum of $40,000.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On August 24, 2009 we issued 250,000 shares of our common stock upon the exercise of a stock option previously granted to National Financial Communications resulting in gross proceeds to us of $12,500.  The issuance of the common stock was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On August 24, 2009 we also issued 250,000 shares of our common stock to Anthony Ribas, a former employee, as full settlement of stock due under the terms of his employment contract. These shares were valued at $ 25,000. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

Mr. Jeffrey Schultz, president of the Company, Mr. Michael Fasci, chief financial officer of the Company, and Mr. David Rappa, president of RFN, have each advanced funds to the Company. As of September 30, 2009 the outstanding balances due each of these Company officers were as follows: Mr. Schultz $15,587, Mr. Fasci $10,000 and Mr. Rappa $4,144. These loans carry no interest and are payable upon demand. During the three months ending September 30, 2009, the Company reduced the outstanding amounts owed  Mr. Schultz and Mr. Rappa by the sums of $19,284 and $2,500 respectively from the amounts due as of June 30, 2009.

During the three months ended September 30, 2009 the Company changed the name of its wholly owned subsidiary “Virtual Payment Solutions, Inc.” to “The RedFin Network, Inc.” This name change was facilitated by the Company’s desire to eliminate any confusion by the Company’s existing and potential customer base that we were not competing directly against them for business.

On July 30, 2009 the Company renewed a one-year employment agreement with its Chief Financial Officer, Michael Fasci, which included an annual salary of $80,000. This is the same salary as the previous 1 year period. A copy of the employment agreement is included in the exhibits.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Employment Agreement dated July 30, 2009 between Secured Financial Network, Inc. and Michael Fasci *

31.1	Certification of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14*

31.2	Certification of Principal Financial Officer as Required by Rule 13a-14(a)/15d-14*

32.1	Certification of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Principal Financial Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.

Date: November 13, 2009	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: President, CEO

Date: November 13, 2009	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer