Form 10-K
period 2009-12-31
SECURED FINANCIAL NETWORK, INC.
filed 2010-04-13
CIK 1100394

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
☑ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its Corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                       ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes     ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $3,803,616 on June 30, 2009.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.  55,688,568 shares of common stock are issued and outstanding as of March 30, 2010.

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

Unless specifically set forth to the contrary, when used in this report the terms “Secured Financial", "we"", "our", the "Company" and similar terms refer to Secured Financial Network, Inc , a Nevada corporation and its wholly-owned subsidiary RedFin Network, Inc. (formerly known as Virtual Payment Solutions, Inc.), a Florida corporation (“RFN” or “RedFin”).  In addition, when used herein and unless specifically set forth to the contrary, “2009” refers to the year ended December 31, 2009 and “2008” refers to the year ended December 31, 2008.  The information which appears on our website at www.redfinnet.com is not part of this report.

PART I

ITEM 1.                BUSINESS.

Overview

We are a valued added provider of payment transaction processing platforms and equipment marketed to and utilized by traditional “brick and mortar”, and Internet e-commerce merchants and those using mobile or wireless devices to conduct business. We operate through our wholly owned subsidiary RFN.  Our Company websites are www.securedfinancialnetwork.com and www.redfinnet.com .

RFN markets its products and services through the branded name RedFin Network.  These products and services today include:

Blue Bamboo H-25 Wireless all-in-one transaction terminal
Blue Bamboo P-25 printer and printer card reader device
Blue Bamboo Blue Box table pay restaurant solution
Blue Bamboo PCI Compliant and Visa certified Payment Gateway
RedFin Sidebar QuickBooks interface

All of the transaction products are integrated with the Payment Gateway, which connects merchants utilizing IP based terminals and wireless devices using Bluetooth, Ethernet, and GPRS to acquiring processors and banks for approval or denial of credit and debit card charges.

The RedFin Payment Gateway, servicing over 3,000 merchants today is a customized credit/debit card-processing platform serving as the connection between the customers at point-of-sale to the financial networks for the acceptance of card payment by merchants.  Third party providers in compliance with financial institutions process most card transactions worldwide.  The Payment Gateway processes all credit card types, which include Visa, MasterCard, American Express, Discover, JCB, and EBT through transaction terminals, virtual terminals, and wireless mobile devices.  The Payment Gateway received its PCI/DSS Compliance in October 2008 and is listed on the Visa’s approved Payment Gateway list as of March 2010.

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

The Blue Bamboo Products and Payment Gateway are marketed through 120 non-exclusive reseller agreements with ISO’S (Independent Sales Organizations) and VAR’s (Value Added Resellers) selling products and merchant services to end customers throughout the U.S.  Revenue is generated through sales of terminal products, by monthly data plans required to operate wireless products, licensing fees for software and per transaction fees charged for each transaction passing through the Payment Gateway to end acquiring processors such as Vital, Global all First Data Networks, Paymentech, Heartland, Valutec and others already integrated with the Payment Gateway.  All Internet merchants, certain brick and mortar merchants using IP based transaction terminals, and mobile wireless transaction devices require a gateway to pass transactions from their customer’s use of a payment form to the acquiring bank/processor.

The Payment Gateway can also be re-branded for other large associations requiring their own name recognition by the ISO/Merchant customer base.  Currently we private label the Payment Gateway for our customers Sure Gate, Blackstone Merchant Services, Prospay, TX Direct, Ellamate, Charge Card systems, Diversified Check Solutions and Versatile Pay.

In late 2009 RedFin became a preferred vendor of Chase Paymentech for deployment of Blue Bamboo products operating on the Redfin Network, through Chases 300 agent internal network in Dallas.  The Company has had additional meetings with Chase in its expansion of this vendor relationship during 2010.

During 2009 RedFin delivered over 1000 Blue Bamboo P-25 printer/card readers to Arvato Services, provider of logistic services to Intuit for their Go-Payment mobile transaction platform.  In addition, RFN during 2009 became the provider of the same printer/card reader for Aircharge, a Pipeline Data Company, providing a mobile platform for processing through all major cell phones.   The Company continues to receive orders from both companies and expects orders to grow in 2010.

The Payment Gateway has incorporated a shopping cart emulator, which allows Internet merchants currently using other competitive Payment Gateway’s to integrate with the RedFin Network in a quick and efficient manner without disruption of their business.  The shopping cart emulator has integrated the top 120 carts currently used by Internet merchants.

ITEM 1.                BUSINESS. - continued

Overview - continued

Redfin has developed a Windows based software for its Blue Bamboo P-25 printer and card-reader for use with PC’s allowing for processing of credit/debit card, check, ACH, Check21 transactions.  It has also developed the RedFin Sidebar allowing merchants to directly interface the RedFin Payment Gateway with QuickBooks.

Redfin, under a hosting agreement with ZZ Servers, has built out a very dynamic gateway hosting facility allowing for 99.9% up time for transaction processing with internal and geographic redundancy in case of power outage or natural disaster.

The Company will continue its objective to keep a low cost efficient overhead by outsourcing warehousing, hosting, customer and technical support, while controlling all product deployment internally.  All Level 1 and 2 customer service related questions have also been outsourced to Card Group with a 24/7 resolution of customer trouble tickets in less than 15 minutes.  Level 3 technical support is provided internally and by Power-It-Up.

In November 2006, as amended in February 2007, the Company acquired for $385,000 an exclusive license agreement to provide e-commerce transaction processing through a proprietary ‘bank-grade’ electronic-vault and electronic-wallet based payment processing system (the “Envoii System”).  In addition, $15,000 was prepaid as an annual maintenance fee with regard to this electronic payment processing system, upon the purchase of the license agreement. We currently anticipate the Envoii System to be placed in service by November 1, 20010 depending upon our ability to secure needed financing, of which no assurances are given. In addition to the consideration paid for the purchase of such license agreement, royalties are required to be paid at $0.20 per transaction or 20% of the gross transaction, whichever is less, excluding micropayment transactions. The Company has guaranteed minimum royalties to be paid in the amount of $50,000 in year three starting November 1, 2010, $100,000 for year four and $250,000 for each year thereafter in order to keep exclusivity terms under this license agreement.

Principal Suppliers

The Company entered into an agreement for the distribution of all products manufactured by Blue Bamboo HK in the U.S.A. This includes the sale of Blue Bamboo HK’s H50 POS terminals and its P25 and P25-M printers for a term expiring in January 31, 2014.

Sales and Marketing

The Company has displayed and marketed its various products and services at the ETA (Electronic Transaction Association), the Western Acquirers Show, and Southeast Acquirers Show during 2009.   As a result of our marketing, the Company has signed on 120 ISO’s (Independent Sales Organizations) to resell its products and services in the Americas recently. The Company employs a full-time marketing director.  The Company intends to continue to present its products in as many venues as it can within the constraints of available funds.  It will continue to aggressively solicit and grow its numbers of IOS and VAR resellers in the US during 2010.

The Company has a mutual understanding with Blue Bamboo HK that it will forward all sales leads and direct orders in the Americas, generated by Blue Bamboo’s  websites and advertising, to Redfin.

Intellectual Property

The Company maintains the rights to its names and website addresses. We may seek to protect our intellectual property through copyrights, trademarks, patents, trade secrets, confidentiality provisions in our customer, supplier, potential investors, and strategic relationship agreements, nondisclosure agreements with third parties, and invention assignment agreements with our employees and contractors, although we do not execute such agreements in every case. Our protection efforts may prove to be unsuccessful, and unauthorized parties may copy or infringe upon aspects of our technology, services or other intellectual property rights. In addition, these parties may develop similar technology independently. Existing trade secret, copyright and trademark laws offer only limited protection and may not be available in every country in which we will offer our services.

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

The Company also maintains its right to the Envoii Payment System that it bought in 2006 as described earlier in this section.  As of March 2009 the Company has designed and built its RedFin Sidebar that allows for the direct interface for QuickBooks with the RedFin Payment Gateway.  RedFin will sell this product as a software license. It has also designed and built its windows based software for use with the P-25 card printer and card swiper. This product will be sold for use for PC based transaction processing.

ITEM 1.                BUSINESS. - continued

Competition

The Company faces significant competition in the marketplace from payment gateways in operation for the past 10 years such as Authorized.net, a company recently acquired by Cybersource for nearly $700 million.  Authorized represents transaction volume from approximately 190,000 Internet merchants.   Additional gateway competitors include EFS Net, Secure Pay, LinkPoint and others.  The Company is positioning itself in a niche market providing high volume merchants a very competitive pricing model per transaction, excellent gateway technology, superior customer service, and features not available from other gateway’s such as merchant terminal integration, ACH, and recurring billing, to name a few. Currently, they are in excess of 5 million Internet merchants with nearly 5000 new ones opening on a daily basis requiring a shopping cart and payment gateway. (Statistics gathered from SIC Code Info and the Green Sheet, an industry trade source).

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

 Employees

As of March 24, 2010 the Company had 5 employees.

History of the Company

 The Company (originally Loughran/Go Corporation prior to name change to 12 To 20 Plus, Inc.), was incorporated in April 26, 1996.

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

 In October 2007, we formed a wholly owned subsidiary, RedFin Network, Inc. (formerly known as Virtual Payment Solutions, Inc.), a Florida corporation ("RFN"). All payment processing and Payment Gateway business is performed within our RFN subsidiary.

ITEM 1A.             RISK FACTORS.

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

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the near future.  In October 2007, we commenced our current operations with our subsidiary RedFin and since then we have reported minimal, but growing revenues.  Revenues for fiscal 2009 increased approximately 260% from fiscal 2008.  For fiscal 2008 we reported a net loss of $1,291,851.  During fiscal 2008 cash used in operations was $600,761, and at December 31, 2008 we had a working capital deficit of $4,029,163 and an accumulated deficit of $7,776,993.  For fiscal 2009 our net loss was $1,377,157.  During fiscal 2009 cash used in operations was $885,323, and at December 31, 2009 we had working capital deficit of $4,830,598 and an accumulated deficit of $9,154,150.  There is no assurance that we will be able to fully implement our business model, generate any future revenues or operate profitably in the future. Our failure to generate substantial revenues and achieve profitable operations in future periods will adversely affect our ability to continue as a going concern.  If we should be unable to continue as a going concern, you could lose all of your investment in our company.

ITEM 1A.             RISK FACTORS. - continued

We will need additional financing which we may not be able to obtain on acceptable terms.  If we cannot raise additional capital as needed, our ability to execute our business plan and grow our company will be in jeopardy.

Capital is needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary for the effective implementation of our business plan.  Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses.  On December 31, 2009, we had cash on hand of $4,009 which we believe will be insufficient to fund our existing operating expenses for the next 12 months.  In addition, we have approximately $5,352,085 of debt which is either past due or which will become due in 2010 and we do not have the funds to pay these obligations.  We will need to raise additional capital to fund the future growth of our company, including continued investment in growing our customer base and our development of new promotional campaigns as well as product development.  We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the size of our company and the current uncertainties in the capital markets.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us.  If we do not raise funds as needed, our ability to continue to implement our business model is in jeopardy and we may never be able to achieve profitable operations.  In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Our auditors have raised substantial doubts about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements at December 31, 2009 raises substantial doubts about our ability to continue as a going concern based our losses since inception.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described above, we believe our current working capital is insufficient to sustain our current operations for the next 12 months and we will need to raise additional working capital for marketing expenses as well as product development in order to continue to implement our business model.  If our estimates as to the insufficiency of these funds is correct, in addition to raising capital to fund the continued implementation of our business model we will also need to raise funds to pay our operating expenses.  If such funds are not available to us as needed, we may be forced to curtail our growth plans and our ability to grow our company will be in jeopardy.  In such event, we may not be able to continue as a going concern.

Our primary assets serve as collateral under a line of credit.  If we should default on this obligation, the holder could foreclose on our assets and we would be unable to continue our business and operations.

We have granted the lender under the line of credit a security interest in the stock of our RedFin. subsidiary and all of its assets.  These assets represent substantially all of our operations.  If we should default under the repayment provisions of this obligation, the lender could seek to foreclose on these assets in an effort to seek repayment under the obligation. If the lender was successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected.   In such an event we would be forced to cease operations.

We have $342,500 principal amount of convertible debt that could be converted into Company stock

Certain of our outstanding securities are considered derivative liabilities. We have recognized non-cash income and losses in fiscal 2006 through fiscal 2009, which have had a material effect on our financial statements.

In connection with the issuance of the $297,500 Nutmeg, LLC promissory notes in September 2006, we granted a subsequent financing conversion reset right. In December 2009, we issued similar rights to Asher Enterprises, the holder of our $45,000 convertible promissory note. The conversion reset is considered an embedded conversion feature pursuant to the accounting guidance. As described in Note 6 to the financial statements which are included elsewhere in this annual report, the application of the accounting guidance on our financial statements for fiscal 2005 through fiscal 2009 is significant. While these income items are non-cash transactions, in each of the years the application of the accounting standard had a dramatic impact on our net loss. This derivative liability has materially adversely impacted our working capital. While we cannot predict the impact of this accounting standard on our financial statement in future periods as the income/expense calculation is based upon a current market value of our common stock, it is likely that it will have similar impacts on our financial statement in future periods.

We have approximately $1,410,000 principal amount in debt that we have not repaid and which is in default.

As of December 31, 2009 the Company is in default on certain of its debt obligations, specifically 13 Container Notes debt in the principal amount of $1,410,000 together with unpaid interest due and accruing in the amount of $1,071,560 as of December 31, 2009. While there are currently no legal proceedings against the Company, and the notes are unsecured, these note holders have the legal right to initiate proceedings in an effort to collect these amounts.  In that event, we would incur legal fees in defending these actions and our management would be required to devote time to the litigation which would distract from our operations.

ITEM 1A.             RISK FACTORS. - continued

We are materially reliant on the Reseller Agreement with Blue Bamboo.

Under the terms of the Reseller Agreement with Blue Bamboo, HK we are required to make minimum monthly purchases of merchandise from that company.  In addition, we are required to pay 50% of the cost of the equipment prior to the monthly shipment and the balance within 30 days of delivery of the merchandise to a U.S. port.  Because resale of the Blue Bamboo products represents substantially all of our revenue, presently we are materially dependent upon our relationship with Blue Bamboo.  While we currently have complied with all minimum purchase requirements, should we fail to make these minimum monthly purchases, or otherwise comply with the terms of the agreement, Blue Bamboo has the right to terminate or materially modify the agreement.  Unless we were able to immediately replace Blue Bamboo with another supplier, of which there are no assurances, any termination or modification of the agreement could result in a substantial decrease in our revenues which would adversely impact our ability to continue as a going concern.

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

ITEM 2.                PROPERTIES.

Our principal executive offices are located in approximately 1,000 square feet of office space that we lease from an unrelated third party for approximately $2,325 per month under a lease agreement expiring in October 2010. We also lease an offsite warehouse space to house our inventory from an unrelated third party for $360 per month on a month-to-month basis. The Company is reviewing its options on its present lease and may move its operations if a better lease opportunity is available at the time of the current lease expiration. The Company anticipates that should a move occur the lease costs will not significantly be increased.

ITEM 3.                LEGAL PROCEEDINGS.

We were not a party to any legal proceedings during the reporting period, and we know of no legal proceedings pending or threatened or judgments entered against any director or officer of the Company in his or her capacity as such.

ITEM 4.                (REMOVED AND RESERVED).

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

January 1, 2009 to December 31, 2009	High	Low
First quarter	$0.17	$0.04
Second quarter	0.12	0.07
Third quarter	0.13	0.07
Fourth quarter	0.12	0.07

January 1, 2008 to December 31, 2008	High	Low
First quarter	$0.06	$0.01
Second quarter	0.04	0.01
Third quarter	0.05	0.01
Fourth quarter	0.07	0.02

On March 24, 2010 the last sale price of our common stock as reported on the OTC Bulletin Board was $0.07 per share.  As of March 24, 2010 we had 55,688,568 shares of common stock outstanding, held by approximately 240 shareholders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On October 1, 2009 the Company issued 500,000 shares of Rule 144 restricted Company stock to an officer of the Company relating to the renewal of an employment contract. These shares were valued at the sum of $60,000.

On October 1, 2009 the Company issued 250,000 shares of Rule 144 restricted Company stock to an officer of the Company relating to the renewal of an employment contract. These shares were valued at the sum of $30,000.

On October 31, 2009 the Company issued 500,000 stock warrants valued at $.072 to Freemont, LLC for consulting services. These warrants were fully expensed in 2009 at the sum of $36,250.

On November 5, 2009 the Company issued 204,854 shares of Rule 144 restricted Company stock to an officer of the Company in lieu of previously accrued salary. These shares were valued at $13,336.

On November 5, 2009 the Company issued 1,008,694 shares of Rule 144 restricted Company stock to an officer of the Company in lieu of previously accrued salary. These shares were valued at $65,666.

On November 19, 2009 the Company issued 750,000 shares of Rule 144 restricted Company stock to Blue Bamboo, HK for the purchase of 95% of Blue Bamboo USA. These shares were valued at the sum of $60,000

On December 4, 2009, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $45,000. Terms of the Note are 1 year and the Note carries an 8% interest rate per annum, compounded annually. If the note remains unpaid after 6 months from the Issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 65% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

ITEM 5.                MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES. - continued

Recent Sales of Unregistered Securities - continued

On December 18, 2009 the Company issued 200,000 shares of Rule 144 restricted Company stock to an investor via a Private Placement Memorandum. These shares were valued at the sum of $10,000.

The Company has been advised by its legal counsel that the $45,000 Asher Enterprises, Inc convertible promissory note and the two employment agreements of its officers needed to be filed in a more timely manner with a Form 8-K and that simply including them in the associated quarterly report during which they occur is not permitted. Management has made the appropriate changes in procedures to insure that these requirements are adhered to in the future.

The recipients in each of the foregoing transactions were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

ITEM 6.                SELECTED FINANCIAL DATA.

Not applicable to a smaller reporting company.

ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion is intended to provide an analysis of the Company’s financial condition and results of operation and should be read in conjunction with the Company’s financial statements and the notes thereto set forth herein.

Overview

The Company is a valued added provider of payment transaction processing platforms and equipment marketed to and utilized by traditional “brick and mortar”, and Internet e-commerce merchants and those using mobile or wireless devices to conduct business. We operate through our wholly owned subsidiary RedFin

The Company generates revenues from the sale of the Blue Bamboo HK wireless terminals, its recurring monthly data plans and sales of its RedFin Gateway transaction platform.

The Company significantly increased its sales in 2009 as a result of increasing its credit line and utilizing these funds to generate revenues by purchasing more terminals.

The Company has not yet achieved the ability to sustain its operations solely through its sales and as a result we will need additional funding to maintain and grow our operations. Management anticipates achieving a “cash-flow-positive” status in 2010.

Funding our operations has, and continues to be, our biggest challenge. However, as our sales grow and our products achieve greater exposure in the industry, we anticipate that our ability to raise funds based on our achievements will become easier.

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have incurred net losses each year since inception and have relied on the sale of our securities from time to time and loans from third parties to fund our operations.  These recurring operating losses have led our independent registered public accounting firm Sherb & Co, LLP to include a statement in its audit report relating to ours audited consolidated financial statements for the years ended December 31, 2009 and 2008 expressing substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future.  We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed.  There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

Results of Operation for Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

The Company generates revenues from the sale of the Blue Bamboo HK wireless terminals, its recurring monthly data plans and sales of its RedFin Gateway transaction platform.  Revenues for 2009 increased approximately 260% from 2008.  The increase reflects the Company’s ability to execute its business plan in 2009 made possible by the funds made available to us via our credit line.

ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION. - continued

Results of Operation for Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 - continued

Our cost of goods sold includes the payment processing terminals we sell as well as the recurring expenses to maintain the service to the terminals. Our cost of goods also includes the monthly fees associated with maintaining and operating our payment gateway.  In 2009 our cost of goods sold as a percentage of revenue was approximately 83% as compared to approximately 100% in 2008.  The increase in our cost of goods sold in 2009 as compared to 2008 reflects the Company’s increased purchasing of inventory to generate revenues in 2009 compared to 2008. In 2009 the Company purchased 95% of the assets of its payment gateway provider (Blue Bamboo USA) and in doing so has significantly reduced its previous fixed monthly gateway expense.

Total operating expenses for 2009 increased approximately $304,472, or approximately 24%, from 2008, and included increases in:

•              administrative expenses, which includes rent, salaries and general overhead costs increased approximately $257,502, or approximately 49%, in 2009 as compared to 2008. An increase in staffing and administrative support in 2009 to enable our increased sales effort accounted for the majority of these expenses.  In 2009 there was also an establishment of an allowance for doubtful accounts of $7,000. We anticipate that administrative expenses in 2010 will continue to grow but at as lesser percentage of sales than seen in 2009.

•              professional and consulting fees, which includes sales and marketing consultants as well as investor relations services increased approximately $38,762, or approximately 19%, in 2009 as compared to 2008. This amount includes $36,250 in warrants that were granted to a consultant in exchange for services and expensed in 2009. We anticipate that professional and consulting fees in 2010 will not significantly increase.

•              depreciation of approximately $4,379 in 2009 from 2008 or approximately 138% which reflects the increase in the purchase and subsequent depreciation of equipment. Also an increase in amortization expense in 2009 in the amount of $7,727 relating to the purchase of Blue Bamboo USA.

•              interest expense of approximately $223,209 in 2009 as compared to 2008 which reflects the interest accumulating on our expanded  line of credit and other debt instruments.

These increases were offset by decreases in:

•              derivative and liquating expense of approximately $227,106 related to our secured convertible notes which reflects the increased price of our stock.

We reported other income of $75,867 in 2009 which represented the resolution of a dispute with the IRS in the Company's favor. Previously accrued payroll taxes, penalties, and interest from 2005 were determined by the IRS not to be due and owing by the Company.

Net loss for 2009 was ($1,377,157) compared to a net loss of ($1,291,851) for 2008. The decrease in loss was primarily attributable to both the reduction in derivative and liquidating liabilities associated with our convertible debt taken during 2009 compared to 2008 and the increase in sales and the associated profits.

Although the Company expects to generate increased revenues in 2010, due to sales of its wireless terminals and gateway transaction revenue, the Company expects to continue to incur losses at least through the first half of 2010, and there can be no assurance that the Company will achieve or maintain profitability, generate revenue or sustain future growth.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company's needs for cash.  At December 31, 2009 we had cash on hand of $4,009 and working capital deficit of $4,830,598 as compared to cash on hand of $3,706 and a working capital deficit of $4,029,163 at December 31, 2008.

The Company had total assets of $625,957 at December 31, 2009, compared to $242,117 at December 31, 2008. This overall increase in total assets is due to increases in both our inventory and accounts receivable as well as not having any of the $139,724 in deferred financing fees taken in 2008 which were attributable to our line of credit extension with Commercial Holding, AG which is described later in this section.  The Company had total liabilities of $ 5,352,085 at the end of 2009, compared to $4,114,146 at 2008.

At December 31, 2009 our current assets increased approximately $436,505 from December 31, 2009 and included increases in accounts receivable of $16,145, inventory of $412,353, prepaid expenses of $15,327, and cash of $303. They were offset by a reduction in employee cash advances to our employees for travel and similar expenses to be incurred on our behalf of $623.  Our customary terms offered our customers are payment prior to shipment. Most of our sales transactions are pre-paid by credit card or ACH. The inventory increase in 2009 reflects increased purchases of terminal products and accessories related to our increased sales.

ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION. - continued

Liquidity and Capital Resources - continued

At December 31, 2009 our current liabilities increased approximately $1,237,939 from December 31, 2008, and included increases in accounts payable of $331,570, notes payable of $151,954, accrued expenses of $264,860, our line of credit of $585,500, and secured convertible notes $14,732 offset by decreases in derivative and liquidating liabilities $110,677.

At December 31, 2009, we had $1,626,954 of notes payable which includes $38,000 principal amount of 10% notes and $312,232 of convertible notes which were due between September and December 2009.  We have not paid the interest as due under these notes which totals $1,216,685 at December 31, 2009.

In 2005 we issued short term notes, averaging 90 days, with a specific rate of return to acquire funds to invest in high yield activities which we refer to as container financing notes.   At December 31, 2008 there is $1,410,000 principal amount due together with unpaid interest due and accruing in the amount of $1,071,560 on these notes, all of which are in default and accruing interest at 18% per annum.

Between September 2006 and October 2006 we sold an aggregate of $597,500 principal amount secured convertible notes which were due between September 2007 and October 2007.  The notes are convertible into shares of our common stock as described in greater detail in Note 4 to the Notes to Consolidated Financial Statements appearing elsewhere in this report which is generally the lesser of 60% of the market value of our stock or $0.10 per share.  We were obligated to file a registration statement with the Securities and Exchange Commission to register the shares of common stock underlying these notes and the warrants we issued the investor in the transaction.  We have not filed this registration statement and are liable for liquidated damages which are $ 353,126 at December 31, 2009.  At December 31, 2009 we owed $312,232 principal amount of convertible notes.  In February 2009 the Company negotiated an amendment to the terms of the original notes. The significant terms of the amendment were as follows:

·	Principal amount is to be $352,232
·	Maturity date is December 31, 2009,
·	Note carries 7% per annum interest rate
·	The lender immediately converted $40,000 of principal into 1,025,641 shares of our common stock thereby reducing the principal to $312,232
·	Conversion rights are frozen until July 1, 2009, and
·	If we should default under the terms of the amendment, the original note terms then apply

On January 1, 2010 the Company became in default on the $297,500 Nutmeg, LLC notes and the terms of the original 2006 notes have now become reinstated as per the February 2009 amended Note agreement.

On December 4, 2009, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $45,000. Terms of the Note are 1 year and the Note carries an 8% interest rate per annum, compounded annually. If the note remains unpaid after 6 months from the Issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 65% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

Finally, at December 31, 2009 our balance sheet reflects $1,163,084 due under a line of credit.  In April 2008 we entered into a Credit and Loan Agreement with Commercial Holding, AG pursuant to which we were extended a $500,000 line of credit which we secured by the stock of our subsidiary, RedFin, and all of that company’s assets.   Upon the granting of this line of credit we issued Commercial Holdings, AG 2,000,000 shares of our common stock together with  five-year warrants to purchase an additional 1,000,000 shares of our common stock with an exercise price of $0.25 per share.  In December 2008 the agreement was amended to increase the maximum amount available under the facility to $700,000.  As consideration for this amendment we issued Commercial Holding, AG 2,000,000 shares of our common stock together with  five-year warrants to purchase an additional 1,000,000 shares of our common stock with an exercise price of $0.10 per share  Interest on the outstanding amount is 10% per annum, payable monthly.  We have used the proceeds for general working capital. Commercial Holding, AG has continued to loan the Company monies in excess of the aforementioned line of credit limits at the previous credit terms and interest rates. At March 31, 2010 we owed Commercial Holding, AG $1,173,084.  The Company is in the process of memorializing these additional extensions of the credit line. It is anticipated that no additional warrants and/or options will be issued in connection with this extension.

We do not have any commitments for capital expenditures, however, under the terms of the license agreement for the Envoii system, we have guaranteed minimum royalties to be paid in the amount of $50,000 starting November 1, 2010 which escalates in subsequent years in order to keep exclusivity terms under this license agreement.  Our sources of cash are the availability of funds under our line of credit and cash on hand.  As described elsewhere herein, we do not have sufficient funds to pay our ongoing operating expenses, or to pay our outstanding debt obligations which are approximately $5,352,085.  We also need approximately $250,000 of additional working capital to fund our ongoing operations.  In addition, in the event we should fail to pay the interest under the line of credit which would result in an event of default, or if any other events should occur which would otherwise result in an event of default under the agreement, the amounts due under the credit line would become immediately due and payable.  If we were unable to pay these amounts, the lender could seek to foreclose on the assets of our subsidiary which represents substantially all of our operations.

ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION. - continued

Liquidity and Capital Resources - continued

We have no current agreements, arrangements, or understanding for such needed capital and there are no assurances we will be successful in raising the funds as necessary.  We face a number of obstacles in our attempts to raise capital, including our limited revenues, losses from operations, existing debt levels and past due nature of these obligations, the terms of the line of credit and secured convertible notes, illiquidity of the capital markets in general and the generally illiquid nature of our common stock among others.  In the event we do not receive approximately $100,000 by June 2010, we may have to reduce or curtail certain operations.  If we do not raise capital as necessary it is unlikely we will be able to continue as a going concern in which event stockholders could lose their entire investment in our company.

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

Stock-Based Compensation

The computation of the expense associated with stock-based compensation requires the use of a valuation model.  The application of the accounting guidance for equity based compensation of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility, expected option lives, and expected option forfeiture rates, to value equity-based compensation.  The Company currently uses a Black-Scholes option pricing model to calculate the fair value of its stock options.  The Company primarily uses historical data to determine the assumptions to be used in the Black-Scholes model and has no reason to believe that future data is likely to differ materially from historical data.  However, changes in the assumptions to reflect future stock price volatility and future stock award exercise experience could result in a change in the assumptions used to value awards in the future and may result in a material change to the fair value calculation of stock-based awards. This accounting guidance requires the recognition of the fair value of stock compensation in net income.  Although every effort is made to ensure the accuracy of our estimates and assumptions, significant unanticipated changes in those estimates, interpretations and assumptions may result in recording stock option expense that may materially impact our financial statements for each respective reporting period.

Derivative Liabilities

The Company accounts for its liquidated damages and embedded conversion features and free standing warrants pursuant to The accounting guidance for "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" and  "Accounting for Derivative Instruments and Hedging Activities", which requires a periodic valuation of their fair value and a corresponding recognition of liabilities associated with such derivatives.  The recognition of derivative liabilities related to the issuance of shares of common stock is applied first to the proceeds of such issuance, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements.  The recognition of derivative liabilities related to the issuance of convertible debt is applied first to the proceeds of such issuance as a debt discount, at the date of issuance, and the excess of derivative liabilities over the proceeds is recognized as other expense in the accompanying consolidated financial statements.  Any subsequent increase or decrease in the fair value of the derivative liabilities, which are measured at the balance sheet date, are recognized as other expense or other income, respectively.

Income Tax Recognition of Deferred Tax Items

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  Significant management judgment is required in determining our deferred tax assets and liabilities. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to an amount that it believes is more likely than not to be realized.  As of December 31, 2009 we are fully reserved for our deferred tax assets.

ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION. - continued

Fair Value Measurements

In September 2006, the FASB issued accounting guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Financial Accounting Standards Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. As a result of the undercapitalized nature of our Company, we are not able to fairly value our debts recorded.

Recent Accounting Pronouncements

Software – Certain Revenue Arrangement that include Software Elements

In October 2009, the FASB Emerging Issues Task Force issued guidance for Software – Certain Revenue Arrangements that include Software Elements (Topic 985) “Update”. This accounting standards update changes the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in this Update require hardware components of a tangible product containing software components always be excluded from the existing software revenue guidance. This Update also provides guidance on how a vendor should allocate arrangement considerations to deliverables in an arrangement that includes both tangible products and software.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

ITEM 9A (T).       CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our senior management, consisting of Jeffrey Schultz, our Principal Executive Officer and Michael Fasci, our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the preparation of our 2009 Form 10-K, management was made aware of certain disclosures in 2009 that while made, were not made timely enough to be in compliance with the Exchange Act. To remediate this material weakness in disclosure controls and procedures, the Company will establish enhanced practices to ensure that all transactions that may potentially fall under the disclosure rules are reported in a timely fashion.

ITEM 9A (T).       CONTROLS AND PROCEDURES. - continued

Management’s Annual Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on this evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective based on those criteria.  The following material weaknesses were identified from our evaluation:

Due to the small size and limited financial resources, the Company’s CFO and PEO are the only individuals involved in the accounting and financial reporting. Furthermore, our CEO performs his duties in Florida while our PEO performs his in Massachusetts. As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of the same individual, our CFO.  Usually, this lack of segregation of duties represents a material weakness; however, to remedy the matter, the Company has hired additional in-house accounting personnel in Florida as sales have reached levels where it has become necessary. This has allowed our CFO to spend more time performing high end accounting duties and make better use of his time. The PEO and CFO (who also comprise the Board of Directors) examine and approve all cash transactions. We will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

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

ITEM 9B.             OTHER INFORMATION.

In October 2009 the Company entered into a new three year employment agreement with Mr. Schultz, its Chief Executive Officer.  The terms of this agreement are described later in this report under Item 11. Executive Compensation.

In October 2009 RedFin entered into a one year employment agreement with Mr. David Rappa to serve as its President.  The terms of this agreement are described later in this report under Item 11. Executive Compensation.

As described earlier in this report under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, in December 2009, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $45,000.

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

Names of Current Executive Officers and Directors	Age	Position	Date of Appointment
Jeffrey L. Schultz	59	Director / CEO / President	January 19, 2005
Michael Fasci	51	Director / CFO *	January 19, 2006

 *Appointed CFO August 1, 2006

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE. - continued

Jeffrey L. Schultz is President/CEO/Director, 59, most recently served as Vice President of Sales and Marketing for InteleTech Corporation from January through November of 2004. From July of 2002 until December of 2003 Mr. Schultz acted as a consultant to various companies involved in the plastic printing and card issuance industries. From February of 2001 until July of 2002 Mr. Schultz was Director of Business Development for Continental Plastic Card Co. coordinating the financial and sales restructuring of the company and setting in motion a business plan for 2002, which made Continental Plastic profitable. Continental Plastic was in the top 10 plastic card printers in the USA. Prior to 2001 Mr. Schultz was the President of Strategic Funding, Inc. that since its inception in 1996, had been instrumental in providing consulting to various private and public companies and raised in excess of $20 million in capital. From 1990 until 1996 Mr. Schultz was the founder, an officer, and director of Aqua Care Systems, Inc., a manufacture of residential, commercial, industrial, and wastewater treatment plants. Aqua Care Systems became a public company in October 1993 after a successful NASDAQ offering. Mr. Schultz graduated with a B.A. Degree from Wayne State University in Detroit, Michigan in 1972. A copy of Mr. Schultz’s employment agreement is filed as an exhibit to this filing.

Michael E. Fasci Sr. EA, 51, is the founder, president, and CEO of Process Engineering Services, Inc., which has its principal executive offices located in East Freetown, MA. Process Engineering Services, Inc. designs and manufactures pollution recovery equipment primarily for the manufacturing industry with clients worldwide. In 1997, Mr. Fasci qualified for, and currently maintains Enrolled Agent status with the Internal Revenue Service. He also has developed a financial consulting and tax practice that serves primarily corporate clients. Mr. Fasci also currently owns and manages a number of other small businesses. Mr. Fasci has previously served on the Board of Directors of other publicly traded companies. He has successfully served in capacities including Chairman, President, CFO, and Audit Committee Chairman. A copy of Michael Fasci’s employment agreement was filed with the 3Q09 10-Q as an exhibit and is hereto referenced.

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

Director Fees

We currently do not have an established plan to pay director fees to our directors. We may compensate our directors at a reasonable fee to be determined for meetings attended. Code of Ethics

In December 2008 we adopted a Code of Business Conduct and Ethics which applies to our officers, directors, employees and consultants.  This Code outlines the broad principles of ethical business conduct we adopted, covering subject areas such as:

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

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE. - continued

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

ITEM 11.              EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2009. The value attributable to any option awards is computed in accordance with the accounting guidance.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jeffrey L. Schultz (1)	2009	130,000	0	60,000	0	0	0	1,800	191,800
	2008	130,000	0	22,500	0	0	0	1,800	154,300

Michael E. Fasci (2)	2009	80,000	0	40,000	0	0	0	1,800	128,800
	2008	80,000	0	7,500	0	0	0	1,800	89,300

(1)           Mr. Schultz has served as our Chief Executive Officer since the Company’s inception in January of 2005. During fiscal 2008 and 2009 we granted Mr. Schultz Restricted Company stock awards in accordance with his employment agreement.

(2)           Mr. Fasci has served as our Chief Financial Officer since August 1, 2006. During fiscal 2008 and 2009 we granted Mr. Fasci Restricted Company stock awards in accordance with his employment agreement.

ITEM 11.              EXECUTIVE COMPENSATION. - continued

Employment Agreements and narrative regarding executive compensation

On October 1, 2009 we entered into a three year Employment Agreement with Mr. Jeffrey Schultz to serve as our President and Chief Executive Officer.  Under the terms of the agreement as compensation for his services we pay Mr. Schultz an annual salary of $130,000.  We also issued him 500,000 shares of our common stock valued at $60,000 and he is entitled to a monthly car allowance of $300.00.  He is also entitled to receive medical, dental and ophthalmic benefits for Mr. Schultz and his family upon the same basis as may be made available to our other employees as well as four weeks of paid vacation.  We may terminate the agreement for cause, or in the event of his death or disability.  In the event we should terminate Mr. Schultz for any reason other than for cause during the term of the agreement we are obligated to pay him the balance of any salary due during the three year term, benefits and car allowance as a severance.  Should we terminate the agreement for cause, should he terminate the agreement for any reason or in the event of his disability, he is not entitled to any severance benefits.  In the event of his death during the term of the agreement, his estate is to receive two months severance benefits and the cash value of any unused vacation.  The agreement contains customary confidentiality, non-circumvention and invention assignment clauses. In 2009 Mr. Schultz was issued 1,008,694 shares of restricted Company stock in lieu of $ 65,666 in previously accrued unpaid salary. These shares were issued at fair market value of $.065 per share and this compensation was previously reported as salary in the period that it was accrued.

On July 30, 2009 we entered into an Employment Agreement with Mr. Michael Fasci to serve as our Chief Financial Officer.  Under the terms of the one year agreement, as compensation for his services we pay Mr. Fasci an annual salary of $80,000.  We also issued him 500,000 shares of our common stock valued at $40,000 and he is entitled to a monthly car allowance of $300.00.  He is also entitled to receive medical, dental and ophthalmic benefits for Mr. Fasci and his family upon the same basis as may be made available to our other employees as well as four weeks of paid vacation.  We may terminate the agreement for cause, or in the event of his death or disability.  In the event we should terminate Mr. Fasci for any reason other than for cause during the term of the agreement we are obligated to pay him three months salary, benefits and car allowance as a severance.  Should we terminate the agreement for cause, should he terminate the agreement for any reason or in the event of his disability, he is not entitled to any severance benefits.  In the event of his death during the term of the agreement, his estate is to receive two months severance benefits and the cash value of any unused vacation.  The agreement contains customary confidentiality, non-circumvention and invention assignment clauses. In 2009 Mr. Fasci was issued 204,854 shares of restricted Company stock in lieu of $ 13,336 in previously accrued unpaid salary. These shares were issued at fair market value of $.065 per share and this compensation was previously reported as salary in the period that it was accrued.

The amount of compensation paid to Messrs. Schultz and Fasci, and the terms of the agreements, were negotiated with the Board of Directors of which they were the sole two members of the Board of Directors at the time the agreements were finalized and executed.  Accordingly, they each had a significant influence in the terms thereof.

At December 31, 2009 we owed Mr. Schultz $49,417 and Mr. Fasci $3,334 in accrued but unpaid compensation pursuant to the terms of these employment agreements.

On October 1, 2009 our subsidiary, RedFin Network, Inc., entered into a one year Employment Agreement with Mr. David Rappa to serve as its President.  Under the terms of the agreement as compensation for his services we pay Mr. Rappa an annual base salary of $45,000, commissions ranging on equipment sales ranging from 4% to 8%, we issued him 250,000 shares of our common stock valued at $30,000.00, and he receives a monthly car allowance of $300.00.  Mr. Rappa is entitled to two weeks annual paid vacation and to participation in benefit programs we offer our other employees.  We may terminate his employment for cause, if Mr. Rappa terminates the agreement or in the event of his death or disability.  If we terminate the agreement for cause or in the event of his disability he is not entitled to any severance benefits.  If the agreement terminates upon his death, we are obligated to pay his estate two months salary. If we terminate the agreement without cause we are obligated to pay him three months compensation as a severance benefit. The agreement contains customary confidentiality, non-circumvention and invention assignment clauses.

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

ITEM 11.              EXECUTIVE COMPENSATION. - continued

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during fiscal 2009 and Forms 5 and amendments thereto furnished to us with respect to fiscal 2009, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during fiscal 2009, except as follows:

•	Mr. Schultz failed to timely file two Form 4s reporting 6 transactions.
•	Mr. Fasci failed to timely file one Form 4 reporting one transaction.

These delinquent reports have been subsequently filed.

•
The Company has been made aware by The Stuckert Financial Strategies Group that it holds in excess of 10% of the Company’s outstanding stock. Based upon a review of the Forms 3, 4, and 5 filings made with the Securities and Exchange Commission, it appears that no filings, including on Forms 13G or 13D, have been made regarding this position.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 24, 2010 we had 55,688,568 shares of common stock issued and outstanding.  The following table sets forth information known to us as of March 24, 2010 relating to the beneficial ownership of shares of our common stock by:

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class

Jeffrey L. Schultz	7,520,334	13.5%
Michael E. Fasci (2)	3,901,520	7.0%
The Stuckert Financial Strategies Group J.J.B Hilliard, W.L. Lyons, LLC 500 W. Jefferson Street Louisville, KY 40202 (3)	9,810,000	17.6%

The Melanie S. Altholtz Irrevocable Trust 9803 Sweetwater Ave. Bradenton, FL 34202	3,000,000	5.4%
HEB, LLC 2225 E. Randol Mill Road, Suite 305 Arlington, TX 76011	4,715,950	8.5%
All officers and directors as a group (two persons)	11,421,854	20.5%

(1)            Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise noted, such person has sole voting, investment, and dispositive power.

(2)           The number of shares beneficially owned by Mr. Fasci includes:

•	2,871,520 shares of common stock held by Mr. Fasci,
•	1,030,000 shares of common stock held of record by Process Engineering Services, Inc., Inc., a company owned by Mr. Fasci and over which he holds voting and dispositive control,
•	Process Engineering Services, Inc. also owns 200,000 warrants exercisable at $0.10 and another 200,000 warrants exercisable at $0.50. These warrants expired March 1, 2010.

(3)           This information is based on written confirmation from the shareholder and is not based on any SEC filings.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. - continued

Securities Authorized for Issuance Under Equity Compensation Plans.

The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2009:

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

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

Director independence

Neither of our directors is “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for 2009 and 2008.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2009 and 2008.

	2009	2008

Audit Fees	$30,540	$30,500
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$30,540	$30,500

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Form 10-K and Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2009 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Certificate of Incorporation (1)
3.3	Bylaws (1)
4.1	Promissory Note in the principal amount of $100,000 to T Squared Investments, LLC dated May 1, 2009 (8)
4.2	Form of Common Stock Purchase Warrant issued to T Squared Investments, LLC (8)
4.3	Form of Option granted to Flaggler Communications Group (8)
10.1	Jeffrey Schultz Employment Agreement *
10.2	David Rappa Employment Agreement *
10.3	2004 Employees/Consultants Common Stock Compensation Plan (2)
10.4	Michael Fasci Employment Agreement (3)
10.5	Commercial Holding AG - $200,000 Line of Credit Extension Agreement Dated 12/10/08 (7)
10.6	The Nutmeg Group LLC - Shares for Accumulated Interest Agreement dated 12/31/08 (7)
10.7	The Nutmeg Group LLC - Convertible Note Amendment dated 2/27/2009 (7)
10.8	Asher Enterprises, Inc. – Convertible Promissory Note *
10.9	Miller Goulding Note dated 3/15/09 ()
10.10	Coneca Properties LLC Office Lease (5)
10.11	Commercial Holding AG – Credit & Loan Agreement Dated 4/7/08 (6)
10.12	Commercial Holding AG – Security Agreement Dated 4/7/08 (6)
10.13	Form of Consulting Agreement with DMS Consulting, LLC (8)
10.14	Form of Consulting Agreement with Flaggler Communications Group dated May 1, 2009 (8)
14.1	Code of Ethics (7)
31.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14 *
31.2	Certificate of Chief Financial Officer as Required by Rule 13a-14(a)/15d-14 *
32.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code *
32.2	Certificate of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code *

*           Filed herewith.

(1)	Incorporated by reference to the Form 10SB12G - SEC File No. 000-28457 as filed on December 10, 1999.
(2)	Incorporated by reference to the Form S-8 - SEC File No. 333-118027 filed on August 9, 2004.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(5)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2007.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 30, 2008.
(7)	Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2008.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report, as amended, to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.

Date: April 13, 2010	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: President and Chief Executive Officer

Date: April 13, 2010	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this Report, as amended.

Date: April 13, 2010	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: Director, President, Chief Executive Officer, principal executive officer

Date: April 13, 2010	By:	/s/ Michael E. Fasci
Michael E. Fasci
Title: Director, Chief Financial Officer, principal financial and accounting officer

Secured Financial Network, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Secured Financial Network, Inc.

We have audited the accompanying consolidated balance sheets of Secured Financial Network, Inc. as of December 31,   2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and cash flows for each of the years ended December 31, 2009 and 2008, in conformity with generally accepted accounting principles in the United States.

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

/s/ Sherb & Co., LLP

SHERB & CO, LLP
Certified Public Accountants

New York, New York
April 7, 2010

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2009	2008

CURRENT ASSETS
Cash	$4,009	$3,706
Accounts Receivable, Net	60,219	51,074
Employee Advances	-	623
Inventory	441,932	29,579
Prepaid Expenses	15,327	-

Total Current Assets	521,487	84,983

FURNITURE AND EQUIPMENT (NET)	21,928	12,241

OTHER ASSETS
Refundable Deposits	5,170	5,170
Intangible, Net	77,373	-
Deferred Financing Fees	-	139,724

Total Other Assets	82,543	144,894

TOTAL ASSETS	$625,957	$242,117

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$507,858	$176,288
Notes Payable	1,626,954	1,475,000
Accrued Expenses	1,293,886	1,029,026
Derivative and Liquidating Liabilities	448,071	558,748
Line of Credit	1,163,084	577,584
Secured Convertible Notes	312,232	297,500

Total Current Liabilities	5,352,085	4,114,146

STOCKHOLDERS' DEFICIT
Common Stock authorized is 100,000,000
shares at $0.001 par value. Issued and
outstanding on December 31, 2009 is 55,688,568
and December 31, 2008 is 49,624,379 shares.	55,689	49,624
Additional Paid in Capital	4,372,334	3,855,341
Accumulated Deficit	(9,154,150)	(7,776,993)

Total Stockholders' Deficit	(4,726,128)	(3,872,028)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$625,957	$242,117

The accompanying notes are an integral part of these consolidated statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2009	2008

REVENUES
Sales	$816,917	$226,751

Cost of Goods Sold	674,045	227,177

Gross Profit	142,872	(426)

EXPENSES
Administrative Expenses	785,519	528,017
Professional and Consulting	241,892	203,130
Depreciation Expense	7,562	3,183
Amortization Expense	7,727	-
Derivative and Liquidating Expense (Income)	(110,676)	116,430
Interest Expense	663,873	440,664

Total Expenses	1,595,896	1,291,424

Net Loss before other income	(1,453,024)	(1,291,851)

Other Income	75,867	-

Net loss before Provision
for Income Taxes	(1,377,157)	(1,291,851)

Provision for Income Taxes	-	-

NET LOSS	$(1,377,157)	$(1,291,851)

Basic and Diluted
Net Loss per Common Share	$(0.03)	$(0.03)

Weighted Average Number of Shares
Common Shares Outstanding -
basic and diluted	51,955,284	44,149,798

The accompanying notes are an integral part of these consolidated statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2009 and 2008

	Common Stock				Total
		Par value $0.001	Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2007	38,675,247	38,675	2,517,609	(6,485,142)	(3,928,858)

Equity Issued for Interest	4,000,000	4,000	203,371		207,371

Equity Issued for Services	2,600,000	2,600	131,959		134,559

Equity Issued to Retire Debt and Interest	4,349,132	4,349	498,529		502,878

Reduction in Derivative Liability			503,873		503,873

Net (Loss)				(1,291,851)	(1,291,851)

Balance, December 31, 2008	49,624,379	49,624	3,855,341	(7,776,993)	(3,872,028)

Equity Issued for Cash	1,450,000	1,450	71,050		72,500

Equity Issued for Services	1,500,000	1,500	189,750		191,250

Equity Issued for Asset Purchase	750,000	750	59,250		60,000

Equity Issued to Retire Debt and Interest	2,364,189	2,364	130,388		132,752

Valuation of Beneficial Conversion Feature			66,555		66,555
on Newly Issued Debt

Net (Loss)				(1,377,157)	(1,377,157)

Balance, December 31, 2009	55,688,568	$55,689	$4,372,334	$(9,154,150)	$(4,726,128)

The accompanying notes are an integral part of these consolidated statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008
Cash Flows From Operating Activities:

Net Loss	$(1,377,157)	$(1,291,851)

Adjustments to Net Loss:

Derivative and Liquidating Income (Expense)	(110,676)	116,430
Amortization of Deferred Financing Fees	139,724	3,150
Equity Issued for Services & Interest	191,250	351,931
Allowance for doubtful accounts	7,000	-
Depreciation	7,562	3,183
Amortization	7,727	-

Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:

Changes in Assets and Liabilities:
Prepaid Expense	(15,327)	5,000
Employee Advances	623	8,710
Accounts Receivable	(16,145)	(51,074)
Inventory	(412,353)	(20,579)
Accrued Interest	176,555	216,033
Accrued Expenses	184,324	(26,640)
Accounts Payable	331,570	84,945

Net Cash (Used) by Operating Activities	(885,323)	(600,761)

Cash Flows From Investing Activities:

Furniture and Equipment	(17,249)	(9,757)
Investment Held for Sale	-	1,600
Intangibles	(25,100)	-
Security Deposit	-	20,000

Net Cash (Used) Provided by Investing Activities	(42,349)	11,843

Cash Flows From Financing Activities:

Sale of Common Stock	72,500	-
Notes Payable	269,974	-
Line of Credit	585,500	577,584

Net Cash Provided by Financing Activities	927,974	577,584

Net Increase (Decrease)in Cash	302	(11,335)

Cash and Cash Equivalents - Beginning of Year	3,706	15,041

Cash and Cash Equivalents - End of Year	$4,009	$3,706

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Financing Transactions:
Shares Issued for Services	$-	$131,959
Shares Issued for Intangibles	$60,000	$-
Conversion of Indebtedness for Equity	$132,752	$406,563
Satisfaction of derivative liability	$-	$503,873
Beneficial Conversion Feature	$66,555	$-

The accompanying notes are an integral part of these consolidated statements

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 and 2008

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended December 31, 2009 and 2008, the Company has incurred net losses of $1,377,157 and $1,291,851 respectively, a substantial portion of the debt is in default and has a stockholders’ deficit of $4,726,128 as of December 31, 2009. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing but cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

These consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Consolidation

The accompanying consolidated financial statements of Secured Financial Network, Inc., a Nevada corporation (the "Company"), include the accounts of the Company and its wholly owned subsidiary, RedFin Network, Inc. (formerly known as Virtual Payment Solutions, Inc.) , Inc, a Florida Corporation ("RFN"). The Company created RFN in September of 2007.  All significant inter-company accounts and transactions are eliminated in consolidation.

Reclassifications

Certain amounts for the prior period have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Accounts Receivable and Revenue Recognition

Accounts Receivable

The Company estimates an allowance for doubtful accounts, sales returns and allowances based on historical trends and other criteria.  At December 31, 2009 there was a $7,000 allowances on trade receivables from product sales.  No bad debt expense was incurred in 2008.

The Company recognizes revenues associated with the sale of its products upon shipment.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 and 2008

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

Long Lived Assets

In August 2001, the FASB issued accounting guidance, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established new rules and clarifying implementation issues with the accounting guidance for “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” by allowing a probability weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity’s operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company believes that, at December 31, 2007, an impairment existed as it related to its $385,000 Envoii License Asset and $15,000 pre-paid License Fee and as such has taken an impairment charge of $400,000.

Stock-Based Employee Compensation

The Company adopted the accounting guidance for “Share Based Payments.” This accounting guidance requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying this accounting guidance totaled $191,250 and $134,559 in compensation expense during the year ended December 31, 2009 and 2008, respectively.  Such amount is included general and administrative expenses on the statement of operations.

Business and Credit Concentration

The Company purchases its products for resale from on major supplier. As of December 31, 2009, the Company’s outstanding balance to these two suppliers was $442,772. The loss of this supplier could have a material adverse effect upon its business for a short-term period of time.

Shipping and Handling Cost

Shipping and handling costs are included in administrative expenses in the accompanying consolidated statement of operations.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Income Taxes

The Company accounts for its income taxes under the accounting guidance utilizing the asset and liability method. The asset and liability method requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of other assets and liabilities.

Net Loss Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”). Accounting guidance for “Earnings Per Share” (“EPS”) that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. The Company does not have any quantifiable common stock equivalents outstanding as the warrants attributed to the convertible debt are priced and calculated only upon conversion of the related convertible debt. Once such convertible debt may be converted and the number of warrants are determined, we will determine if the inclusion of such warrants would be anti-dilutive, if so, such warrants would be excluded from the computation of earnings per share.

Accounting Estimates

Management uses estimates and assumptions in preparing the Company’s consolidated financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. Estimates and assumptions were utilized to determine the fair value of the recorded derivative liability. See the derivative liability note for such assumptions.

Fair Value of Financial Instruments

Pursuant to the accounting guidelines for “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2009. The Company considers the carrying value of accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded notes payable, derivative and liquidating liabilities on the secured convertible notes, largely as a result of the undercapitalization of the Company.

Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the convertibles notes entered into in 2007 and 2009. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The fair value of all derivatives at December 31, 2009 and 2008 totaled $448,071 and $558,748, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At December 31, 2009 and 2008 derivatives were valued primarily using the Black-Scholes Option Pricing Model.

The accounting guidance establishes a fair value hierarchy based on whether the market participant assumptions used in determining fair value are obtained from independent sources (observable inputs) or reflect the Company's own assumptions of market participant valuation (unobservable inputs). A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The accounting guidance establishes three levels of inputs that may be used to measure fair value:

•           Level 1—Quoted prices in active markets that are unadjusted and accessible at the measurement date for identical, unrestricted assets or liabilities;

•           Level 2—Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similar assets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; or

•           Level 3—Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Derivative Financial Instruments - continued

The Company considers an active market to be one in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis, and views an inactive market as one in which there are few transactions for the asset or liability, the prices are not current, or price quotations vary substantially either over time or among market makers. Where appropriate the Company's or the counterparty's non-performance risk is considered in determining the fair values of liabilities and assets, respectively.

The fair value of our financial instruments at December 31, 2009 and 2008 follows:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – December 31, 2008	$-	$-	$558,748

Derivative securities – December 31, 2009	$-	$-	$448,071

Recent Accounting Pronouncements

Software – Certain Revenue Arrangement that include Software Elements

In October 2009, the FASB Emerging Issues Task Force issued guidance for Software – Certain Revenue Arrangements that include Software Elements (Topic 985) “Update”. This accounting standards update changes the accounting model for revenue arrangements that include both tangible products and software elements. The amendments in this Update require hardware components of a tangible product containing software components always be excluded from the existing software revenue guidance. This Update also provides guidance on how a vendor should allocate arrangement considerations to deliverables in an arrangement that includes both tangible products and software.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after June 15, 2010. Earlier adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity will apply the amendments under this Subtopic retrospectively from the beginning of the entity’s fiscal year.  The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

All other new accounting pronouncements have deemed not relevant, as a result the adoption of these other new accounting pronouncement is not expected to have any impact once adopted.

NOTE 2 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	Year Ending December 31,
Description	2009	2008
Office furniture and equipment	$36,197	$18,949
Less: accumulated depreciation	(14,270)	(6,708)
Property and equipment, net	$21,928	$12,241

Depreciation expense charged to operations totaled $7,562 and $3,183 in 2009 and 2008, respectively.

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
YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE 3 - LICENSE AGREEMENT - continued

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

In addition to the consideration paid for the purchase of such license agreement, royalties are required to be paid at $0.20 per transaction or 20% of the gross transaction, whichever is less, excluding micropayment transactions. The Company has guaranteed minimum royalties to be paid in the amount of $50,000 in year three starting November 1, 2010, $100,000 for year four and $250,000 for each year thereafter in order to keep exclusivity terms under this license agreement.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	Year Ending December 31,
	2009	2008
Accrued Other	$1,800	$689
Interest (b)	$1,216,882	$862,885
Payroll	$67,751	$103,000
Payroll Taxes (a)	$7,453	$62,452
	$1,293,886	$1,029,026

(a) $51,122 of such payroll taxes due and (b) $24,703 of penalties and interest payable at December 31, 2008 from tax year 2005 were discharged by the IRS in 2009 as negotiations resulted in the Company’s favor.

NOTE 5 - NOTES PAYABLE and NOTES RECEIVABLE

Investor Notes Payable

During 2005 the Company issued seventeen (17) short-term notes (average 90-days) with a specific rate of return to acquire funds to invest in high yield activities (e.g. Container financing/investment). As of December 31, 2007, the Company’s short-term notes payable relating to its previous container financing business total $1,410,000. The Company has also accrued $1,071,560 interest on these notes. All seventeen Notes are in default and are accruing interest at the rate of 18% per annum.

During February 2007, the Company offered to the holders of its container financing notes the option to convert into equity. In February the Company exchanged $819,644 worth of principal, accrued interest, and profit participation debt into 2,460,000 shares if its restricted common stock, 2,460,000 warrants exercisable at $.10 and 2,460,000 warrants exercisable at $.50. The warrants expired on March 1, 2010.

Promissory Notes

During the fourth quarter of 2007 the Company entered into three promissory notes totaling $65,000. Terms are for 24 months at 10% interest per annum with interest to be paid quarterly. These notes mature between September and December 31, 2009. As of December 31, 2009 the principal balance on these notes has been reduced to $ $38,000.

During the second quarter of 2009 the Company entered into a promissory note in the amount of $100,000. Terms are for 120 days at 15% interest per annum with interest to be paid monthly. As additional consideration for these monies the Company also granted the lender 5 year warrants expiring on May 1, 2014 as follows: 500,000 at $.05, 500,000 at $.075, 500,000 at $.10, and 500,000 at $.15.

Secured Convertible Notes Payable

2006 Notes

During September and October 2006, (“Funding” dates) we issued in a private offering, $597,500 aggregate principal amount of secured convertible notes (“Convertible Notes”) with $400,000 due September 26, 2007, $100,000 due October 30, 2007, and $ 97,500 due October 31, 2007. $297,500 of these notes were modified in February 2009 and the due date was extended until December 31, 2009. The $297,500 notes are currently in default and the terms of the original notes have been reinstated as per the terms of the February 2009 modification.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE 5 - NOTES PAYABLE and NOTES RECEIVABLE - continued

Secured Convertible Notes Payable - continued

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

As security for the repayment of all liabilities arising under the Convertible Note, the Company granted to Lender a security interest in and a lien on 5,975,000 shares of common stock, issued with a restricted legend, hereafter referred to as the “Collateral”. The Lender has the right to sell or hypothecate such Collateral, to the extent permitted under applicable securities laws. However, the Lender shall not sell more than 10% of the average daily volume in any week. Such Collateral in 2008 was released to the lender for either converting a portion of such Convertible Note to equity and/or the payment of accrued interest. As of December 31, 2009 there is no Collateral.

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

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE 5 - NOTES PAYABLE and NOTES RECEIVABLE - continued

Secured Convertible Notes Payable - continued

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

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE 5 - NOTES PAYABLE and NOTES RECEIVABLE - continued

Secured Convertible Notes Payable - continued

The Company recognized a debt discount of $ 540,039 at the date of issuance of the Convertible Notes. The debt discount of $540,039 is comprised of $69,605 for the detachable warrants and $470,434 for the beneficial conversion features of the Convertible Notes. The beneficial conversion features were recorded in accordance with the accounting guidance for “Certain Convertible Instruments” and “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The debt discount is recognized over the term of the Convertible Notes of one year. There was $65,065 of amortization recorded for the year ended December 31, 2006, attributed to this debt discount. The balance was expensed in 2007.

The principal balance at December 31, 2009 due on these notes is $312,232.

Notes Receivable

On August 31, 2007 the Company sold its interest in the “All In Mall” to Goldmill Productions, LLC (“Goldmill”) for the sum of $75,000. Payments were to be made in 24 monthly payments of $3,125 beginning no later than December 1, 2007. Goldmill is currently in default on said payments to the Company. As a result of the note being in default the Company has recorded a full reserve of $75,000. The Company has not received any of the scheduled payments as of March 31, 2010.

During 2008, $300,000 of the related Convertible Note and accrued interest was retired via the issuance of 1,500,000 shares of common stock and the release of 3,000,000 shares held in escrow for the Lender. In addition in 2008, another $96,314 of accrued interest on the Convertible Notes was satisfied with 2,975,000 shares of common stock held as Collateral for the Lender.

Line of Credit

During April 2008, the Company entered into a $500,000 line of credit with Commercial Holding, AG and amended in December 2008 to increase such line of credit to $700,000. Terms of the line of credit include interest payable at the rate of 10% per annum and repayment of principal by December 31, 2010, as amended. As part of the agreement dated April 29, 2008, Commercial Holding, AG agreed to assume $172,700 worth of notes previously owed by the Company to another creditor. This amount represents all of the borrowings by the Company from this other creditor in 2008. As additional consideration to Commercial Holding AG for entering into the line of credit, the Company agreed to immediately issue to Commercial Holding AG 2,000,000 shares of Rule 144 restricted Company stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share. Such equity issuances were valued at $59,284 and expensed as interest in 2008, as the original maturity date of the original line of credit was December 2008. As consideration for the December 2008 amendment to the line of credit another 2,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share were issued. Interest expense of $8,263 was recorded and attributed to the December 2008 equity issuances in 2008, with another $139,724 recorded as deferred financing costs to be amortized through December 2009. As of December 31, 2009 the Commercial Holding, AG has increased the credit line and the balance owed now stands at $1,163,084. Terms for this increased amount are at the same terms as the original credit line.

NOTE 6 - DERVATIVE AND LIQUIDATING LIABILITES

Nutmeg Notes

During the year ended 2007, the Company recognized derivative liabilities in the amount of $776,816 pursuant to the accounting guidance for Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, and $169,375 of liquidating damages liabilities pursuant to the accounting guidance for Accounting for Registration Payment Arrangements, all attributed to the terms of the Convertible Notes. A derivative liability was required to be recorded fundamentally due to the nature of the conversion terms, provide that the Company could potentially be in the position of delivering more shares than the Company has authorized to issue for the satisfaction of the conversion of the Convertible Notes and the exercise of the related warrants. Due to the nature of calculating the amount of warrants to issue and the exercise price, the Company is in the position of issuing another 10% more shares over the shares issued for the conversion of the Convertible Notes.

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
YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE 6 - DERVATIVE AND LIQUIDATING LIABILITES - continued

During 2008, $300,000 of the related convertible debt and accrued interest was retired via the issuance of 4,500,000 shares of common stock. As a result of the satisfaction of such convertible debt the attributed portion of such derivative liability of $503,873 was recorded as a contribution to paid in capital.

The fair value of the total derivative liabilities recorded of $353,126 relating to the Nutmeg LLC notes as of December 31, 2009 is comprised of two components, one component of the liability estimated of $268,793 attributed to the Convertible Notes conversion factor of 60% of market, but not more than $0.10 and another component of the liability estimated to be $84,333, attributed the warrants exercise price to be 300% of the conversion price, once fixed. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed as follows;

	Convertible Note into Shares	Exercise of Warrants
Market Price of Stock	$0.08	$0.08
Exercise Price	$0.056	$0.16
Term	Half Year	4.5 Years
Volatility	197%	197%
Risk Free Rate	2.69%	2.69%
Number of Shares Assumed Issuable	5,575,571	531,250

Asher Enterprises Convertible Note

During the year 2009, the Company issued a $45,000 convertible note, convertible into shares of common stock at 65% of the then market price of the common stock.

The fair value of the total derivative liabilities of $94,946 relating to the Asher Enterprises, Inc. note as of December 31, 2009 is attributed to the Convertible Note conversion factor of 65% of market. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed as follows;

Convertible Note into Shares
Market Price of Stock	$0.08
Exercise Price	$0.052
Term	Half Year
Volatility	197%
Risk Free Rate	2.69%
Number of Shares Assumed Issuable	1,592,308

NOTE 7 - EQUITY TRANSACTIONS

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
YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE 7 - EQUITY TRANSACTIONS- continued

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

In 2008, the company issued 4,000,000 shares of its common stock in exchange for $140,000 in interest expenses.

On November 25, 2008, the Company entered into a service agreement whereby options to purchase 2,000,000 shares of Company stock at the price of $.05 were issued for such services. This value of this option was expensed in 2008 in the amount of $ 71,559.

During 2009, the following equity transactions occurred:

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

On October 1, 2009 the Company issued 500,000 shares of Rule 144 restricted Company stock to an officer of the Company relating to the renewal of an employment contract. These shares were valued at the sum of $60,000.

On October 1, 2009 the Company issued 250,000 shares of Rule 144 restricted Company stock to an officer of the Company relating to the renewal of an employment contract. These shares were valued at the sum of $30,000.

On October 31, 2009 the Company issued 500,000 stock warrants valued at $.072 to Freemont, LLC for consulting services.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE 7 - EQUITY TRANSACTIONS- continued

These warrants were fully expensed in 2009 at the sum of $36,250.

On November 5, 2009 the Company issued 204,854 shares of Rule 144 restricted Company stock to an officer of the Company in lieu of previously accrued salary. These shares were valued at $13,336.

On November 5, 2009 the Company issued 1,008,694 shares of Rule 144 restricted Company stock to an officer of the Company in lieu of previously accrued salary. These shares were valued at $65,666.

On November 19, 2009 the Company issued 750,000 shares of Rule 144 restricted Company stock to Blue Bamboo, HK for the purchase of 95% of Blue Bamboo USA. These shares were valued at the sum of $60,000

On December 4, 2009, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $45,000. Terms of the Note are 1 year and the Note carries an 8% interest rate per annum, compounded annually. If the note remains unpaid after 6 months from the Issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 65% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

On December 18, 2009 the Company issued 200,000 shares of Rule 144 restricted Company stock to an investor via a Private Placement Memorandum. These shares were valued at the sum of $10,000.

A summary of the activity of options issued for the years ended December 31, 2009 and 2008 is as follows:

			Weighted Average
	Stock Options		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2007	-	-	$-	-
Granted	2,000,000	2,000,000	.05	.05
Exercised	-	-	-	-
Canceled	-	-	-	-
Balance – December 31, 2008	2,000,000	2,000,000	.05	.05
Granted	-	-	-	-
Exercised	(250,000)	(250,000)	.05	.05
Canceled	(1,750,000)	(1,750,000)	.05	.05
Balance – December 31, 2009	-	-	$-	$-

Options issued in 2008 were fully vested and expensed in 2008.

A summary of the activity of warrants issued for the years ended December 31, 2009 and 2008 is as follows:

			Weighted Average
	Warrants		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2007	6,205,000	6,205,000	$.26	$.26
Granted	2,000,000	2,000,000	.18	.18
Exercised	-	-	-	-
Canceled	-	-	-	-
Balance – December 31, 2008	8,205,000	8,205,000	.24	.24
Granted	2,500,000	2,500,000	.095	.095
Exercised	-	-	-	-
Canceled	-	-	-	-
Balance – December 31, 2009	10,705,000	8,705,000	$.21	$.21

Information, at date of issuance, regarding warrant grants for the year ended December 31, 2009:

	Warrants	Weighted Average Exercise Price	Weighted Average Fair Value
Year ended December 31, 2009:
Exercise price exceeds market price	1,500,000	$.12	$.09
Exercise price equals market price	-	-	-
Exercise price is less than market price	1,000,000	.06	.10

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE 7 - EQUITY TRANSACTIONS- continued

The following table summarizes information about stock warrants outstanding and exercisable at December 31, 2009:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.05 to $.09	1,285,000	2.266	$.06	1,285,000
$.10 to $.49	6,960,000	1.212	.13	6,960,000
$.50	2,460,000	0.170	.50	2,460,000

At December 31, 2009, there remains $0 of unamortized expense yet to be recorded related to all warrants outstanding.

NOTE 8 - INCOME TAXES

The provisions for income taxes for the year ended December 31, 2009 and 2008 consisted of the following:

	Year Ended
	December 31, 2009	December 31, 2008
Income tax attributable to:
Federal	(982,000)	(452,000)
State tax benefits	(69,000)	(64,000)
Permanent Differences – Beneficial conversion features, equity based compensation, derivative expense	88,000	190,000
Change in valuation allowance	963,000	326,000
Net amount	$-	$-

The cumulative tax effect at the expected rate of 40% of significant items comprising our net federal and state deferred tax amount is as follows:

	December 31, 2009	December 31, 2008
Deferred tax asset attributable to:
Net operating loss carryover	$2,515,000	$2,052,000
Intangible write-off	160,000	160,000
Accounts receivable allowance	30,000	30,000
Net deferred tax asset	$2,075,000	$2,242,000
Valuation allowance	(2,075,000)	(2,242,000)
Net deferred asset	$-	$-

At December 31, 2009, we had an unused net operating loss carryover approximating $6,760,000 that is available to offset future taxable income; it expires beginning in 2023 through 2029. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership. The Company has not performed such an evaluation to determine whether the net operating loss carryforwards have been limited, but we believe the net operating loss carryforwards prior to the merger on January 11, 2005 approximating $800,000 are limited to the extent they are virtually not usable.

The valuation of the deferred tax asset increased by approximately $963,000 for 2009.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

On July 30, 2009 Michael Fasci received 500,000 shares of Rule 144 restricted Company stock valued at $40,000 related to his employment agreement, with a base salary of $80,000 per year, effective August 1, 2009. On November 5, 2009 Mr. Fasci also received 204,854 shares of Rule 144 restricted Company stock in lieu of previously accrued salary. These shares were valued at the sum of $13,336.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 and 2008

NOTE 9 - RELATED PARTY TRANSACTIONS - continued

On October 1, 2009 David Rappa received 250,000 shares of Rule 144 restricted Company stock valued at $30,000 related to his employment agreement, with a base salary of $45,000, effective September 1, 2009. Such employment agreement also requires the payment of commissions on gross profit ranging from 4% to 8%, depending on the origination of sales generated.

On October 1, 2009 Jeffery Schultz received 500,000 shares of Rule 144 restricted Company stock valued at $60,000 related to his employment agreement, with a base salary of $130,000 per year effective October 1, 2009. On November 5, 2009 Mr. Schultz also received 1,008,694 shares of Rule 144 restricted Company stock in lieu of previously accrued salary. These shares were valued at the sum of $65,666.

NOTE 10 - LEASE COMMITMENTS

The Company currently leases its office space with a 36-month term lease expiring at October 31, 2010 at a rate of $2,325 per month. The Company also leases off site warehouse space for its inventory at a rate of $360 per month.

The Company incurred rent expense of $29,904 and $24,979, for the years ended December 31, 2009 and 2008, respectively.

NOTE 11 - SUBSEQUENT EVENTS

On January 1, 2010, the Company defaulted on its $312,232 Amended Note agreement with the Nutmeg Group, LLC and the Terms of the original $297,500 notes entered into in 2006 now become effective.

On March 1, 2010, 2,460,000 warrants priced at $.10 and 2,460,000 warrants priced at $.50 that were previously issued to the Container Noteholders in partial exchange for their debt expired.

On March 12, 2010, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $30,000. The note matures on December 15, 2010 and carries an 8% interest rate per annum, compounded annually. If the note remains unpaid after 6 months from the Issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 58% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

On April 12, 2010, the Company issued to its Chief Financial Officer Michael Fasci 500,000 shares of its restricted common stock. 250,000 of these shares, valued at $13,750 were paid for director services in 2010 and the other 250,000 shares, also valued at $13,750, were paid as additional compensation.