Form 10-Q
period 2010-03-31
SECURED FINANCIAL NETWORK, INC.
filed 2010-05-24
CIK 1100394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

or

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

☐	Yes	☒	No

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

The number of outstanding shares of the Registrant’s common stock, $0.001 par value, as of May 17, 2010 was 56,188,568.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to implement our business plan and generate revenues, our ability to raise sufficient capital to fund our operations and pay our obligations as they become due, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report and our annual report on Form 10-K for the year ended December 31, 2009, including the risks described in Item 1A. - Risk Factors, in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

Unless specifically set forth to the contrary, when used in this report the terms “Secured Financial", "we"", "our", the "Company" and similar terms refer to Secured Financial Network, Inc , a Nevada corporation and its wholly-owned subsidiaries RedFin Network, Inc., a Florida corporation formerly known as Virtual Payment Solutions, Inc., “RFN”, or “RedFin Network”,  and Blue Bamboo USA, Inc. a Florida corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2010” refers to the year ending December 31, 2010 and “2009” refers to the year ended December 31, 2009.  The information which appears on our websites at www.securedfinancialnetwork.com and www.redfinnet.com is not part of this report.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,

	2010	2009
	(Unaudited)	(1)
CURRENT ASSETS
Cash	$3,383	$4,009
Accounts receivable, Net	36,069	60,219
Employee Advances	5,069	-
Inventory	383,260	441,932
Prepaid Expenses	12,184	15,327

Total Current Assets	439,965	521,487

FURNITURE AND EQUIPMENT (NET)	21,202	21,928

OTHER ASSETS
Refundable Deposits	5,170	5,170
Intangible, Net	69,635	77,373

Total Other Assets	74,805	82,542

TOTAL ASSETS	$535,972	$625,957

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$504,522	$507,858
Investor Notes Payable - In Default	1,650,454	1,626,954
Accrued Expenses	1,500,957	1,293,886
Derivative and Liquidating Liabilities	449,071	448,071
Line of Credit	1,173,084	1,163,084
Secured Convertible Note	257,500	312,232

Total Current Liabilities	5,535,587	5,352,085

STOCKHOLDERS' DEFICIT
Common Stock authorized is 100,000,000
shares at $0.001 par value. Issued and
outstanding on March 31, 2010, 55,688,568 shares
and December 31, 2009, 55,688,568 shares.	55,689	55,689
Additional Paid in Capital	4,372,334	4,372,334
Accumulated Deficit	(9,427,638)	(9,154,150)

Total Stockholders' Deficit	(4,999,615)	(4,726,128)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$535,972	$625,957
(1) - Derived From Audited Financial Statements

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(Unaudited)	(Unaudited)
REVENUES
Sales	$261,207	$142,705
Cost of Goods Sold	163,700	125,485

Total Gross Income	97,507	17,220

EXPENSES
Administrative Expenses	157,654	153,663
Professional and Consulting	35,336	57,159
Depreciation and Amortization	10,565	1,578
Interest Expense	166,440	178,610

Total Expenses	369,995	391,010

Net Loss before other income (expense)	(272,488)	(373,790)

Other Income (expense):
Derivative and Liquidating Expenses	(1,000)	116,130

Net loss before Provision
for Income Taxes	(273,488)	(257,660)

Provision for Income Taxes	-	-

NET LOSS	$(273,488)	$(257,660)

Basic and Diluted
Net Loss per Common Share	$(0.00)	$(0.01)

Weighted Average Number of Shares
Common Shares Outstanding -
basic and diluted	55,688,568	50,099,700

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2010	2009
Cash Flows From Operating Activities:

Net Loss	$(273,488)	$(257,660)

Adjustments to Net Loss:

Derivative and Liquidating Expenses	1,000	(116,130)
Amortization of Debt Discount and Finance Fees	-	24,164
Depreciation	2,828	1,578
Amortization	7,737	-

Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:

Changes in Assets and Liabilities:
Prepaid Expense	3,142	(1,989)
Inventory	58,672	(148,872)
Cash Advances	(5,069)	(1,183)
Accrued Interest	218,666	85,487
Accrued Expenses	(11,596)	20,305
Accounts Receivable	24,150	(14,303)
Cash Overdraft	-	9,537
Accounts Payable	(3,336)	108,179

Net Cash Provided (Used) by Operating Activities	22,708	(290,886)

Cash Flows From Investing Activities:

Purchase of Equipment	(2,102)	(1,100)

Net Cash Provided (Used) by Investing Activities	(2,102)	(1,100)

Cash Flows From Financing Activities:
Notes Payable	(29,732)	64,732
Line of Credit	10,000	123,000
Capital Stock	-	1,151
Additional Paid In Capital	-	52,599
Loans Payable - Officers	(1,500)	46,798

Net Cash Provided (Used) by Financing Activities	(21,232)	288,280

Net Change in Cash	(627)	(3,706)

Cash and Cash Equivalents - Beginning	4,009	3,706

Cash and Cash Equivalents - Ending	$3,383	$-

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Financing Transactions:
Conversion of Indebtedness for Equity	$-	$40,000

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED March 31, 2010
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of Secured Financial Network, Inc. and our subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the three month periods ended March 31, 2010 and March 31, 2009, the Company has incurred net losses of $273,488 and $257,660 respectively, a substantial portion of the debt is in default and has a stockholders’ deficit of $4,999,615 as of March 31, 2010. As of March 31, 2010 the Company had $3,383 in cash. As stated by our auditors in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2009, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing but cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, RedFin Network, Inc., Inc, a Florida corporation ("RFN") and Blue Bamboo USA, Inc. a Florida corporation (“BB USA”). The Company created RFN in September of 2007.  The company purchased BB USA in November of 2009. All significant inter-company accounts and transactions are eliminated in consolidation. The RedFin Network, Inc. was formerly known as Virtual Payment Solutions, Inc.

Stock-Based Employee Compensation

The Company has adopted the FASB guidelines that require companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying these FASB guidelines approximated $0 in compensation expense during the three months ended March 31, 2010.  Such amount is included in general and administrative expenses on the statement of operations.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED March 31, 2010
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Business and Credit Concentration

The Company purchases its products for resale from two suppliers. As of March 31, 2010, the Company’s outstanding balance to one of these suppliers was $435,333. The loss of one or both of these suppliers could have a material adverse effect upon its business for a short-term period of time.

Net Loss Per Share

The Company has adopted the FASB guidance regarding standards for the computation, presentation and disclosure of earnings per share. The warrants and stock options excluded from the EPS calculations total 5,785,000, as the inclusion of such warrants and options would be antidilutive. In addition the Company has convertible debt which may be converted into shares and warrants and once the number of warrants is determined, we will determine if the inclusion of such warrants would be anti-dilutive, if so, such warrants would be excluded from the computation of earnings per share.

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

Fair Value of Financial Instruments

The Company has adopted the FASB guidelines regarding the estimate of the fair value of all financial instruments included on its balance sheet as of March 31, 2010. The Company considers the carrying value of accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded notes payable, derivative and liquidating liabilities on the secured convertible notes, largely as a result of the undercapitalization of the Company.

Recent Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been deemed not relevant, and as a result the adoption of these other new accounting pronouncement is not expected to have any impact once adopted.

Reclassifications

Certain reclassifications to the numbers have been made to the prior periods for presentation purposes.

NOTE 2 - ACCRUED LIABILITIES

At March 31, 2010 the accrued liabilities consisted of the following:

	March 31,	December 31,
	2010	2009
Accrued Other	$0	$1,800
Interest	$1,435,549	$1,216,882
Payroll	$59,000	$67,751
Payroll Taxes	$6,408	$7,453
Total	$1,500,957	$1,293,886

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED March 31, 2010
(unaudited)

NOTE 3 - NOTES PAYABLE

Investor Notes Payable in Default

During 2005 the Company issued seventeen (17) short-term notes (average 90-days) with a specific rate of return to acquire funds to invest in high yield activities (e.g. Container financing/investment). As of March 31, 2010, the Company’s short-term notes payable relating to its previous container financing business total $1,410,000. The Company has also accrued $1,134,091 interest on these notes. All seventeen Notes are in default and are accruing interest at the rate of 18% per annum.

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
THREE MONTHS ENDED March 31, 2010
(unaudited)

NOTE 3 - NOTES PAYABLE - continued

At any time 90 days after funding is complete, but subject to customary equity conditions, the Company may at any time, upon 30 days written notice, prepay all of the outstanding Convertible Notes on a pro-rata basis at 110% of the outstanding principal balance only after the Convertible Note has amortized one year.

As security for the repayment of all liabilities arising under the Convertible Note, the Company granted to Lender a security interest in and a lien on 5,975,000 shares of common stock, issued with a restricted legend, hereafter referred to as the “Collateral”. The Lender has the right to sell or hypothecate such Collateral, to the extent permitted under applicable securities laws. However, the Lender shall not sell more than 10% of the average daily volume in any week. Such Collateral in 2008 was released to the Lender for either converting a portion of such Convertible Note to equity and/or the payment of accrued interest. As of March 31, 2010 there was no Collateral.

If the Company raises money at a lower price than the Lender has purchased the shares, upon conversion of such Convertible Note, then the Company will re-price the Lender’s shares and warrants to that price. The Lender has the right of first refusal of any financing for eighteen (18) months after the Funding. The Lender will be notified prior to any other financing and have an option to respond with competitive financing terms upon notification. The Company will not raise any capital below 10 cents per share while the notes are outstanding Not withstanding anything herein to the contrary, the Company will be allowed to raise additional capital to complete its $1.5 million contemplated fund-raising while the notes are outstanding.

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

The Company and the Lender agree that the Lender upon conversion of the Convertible Notes to common shares will suffer damages if the Registration Statement is not filed by the Filing Date and not declared effective by the Commission by the Effective Date, and it would not be feasible to ascertain the extent of such damages with precision. Accordingly, if (A) the Registration Statement is not filed on or before the Filing Date, (B) is not declared effective on or before the Effective Date, (C) due to the action or inaction of the Company, the Registration Statement is not declared effective within 3 business days after receipt by the Company or its attorneys of a written or oral communication from the Commission that the Registration Statement will not be reviewed or that the Commission has no further comments, (D) if the registration statement is not filed within 60 days after written request of the Lender, or is not declared effective within 120 days after such written request, or (E) any registration statement is filed and declared effective but shall thereafter cease to be effective without being succeeded within 15 business days by an effective replacement or amended registration statement or for a period of time which shall exceed 30 days in the aggregate per year (defined as a period of 365 days commencing on the Actual Effective Date (each such event referred to in clauses (A) through (E) herein as a “Non-Registration Event”), then the Company shall deliver to the Lender of Registrable Securities, as liquidated damages (“Liquidated Damages”), an amount equal to 5% for each 30 days or part thereof of the face amount hereof. Liquidated Damages payable in connection with a Non-Registration Event described in clause (B) above shall accrue from the 180th calendar day after the Closing Date. The Company must pay the Liquidated Damages in cash, except that the Lender may elect that such Liquidated Damages to be paid with shares of common stock with such shares valued at sixty percent (60%) of the Conversion Price in effect on each thirtieth day or sooner date upon which Liquidated Damages have accrued. The Liquidated Damages must be paid within 10 days after the end of each thirty (30) day period or shorter part thereof for which Liquidated Damages are payable. In the event a Registration Statement is filed by the Filing Date but is withdrawn prior to being declared effective by the Commission, then such Registration Statement will be deemed to have not been filed. All oral or written comments received from the Commission relating to the Registration Statement must be adequately responded to within 30 days in connection with the initial filing of the Registration Statement and within 10 business days in connection with amendments to the Registration Statement after receipt of such comments from the Commission. Failure to timely respond to Commission comments is a Non-Registration Event for which Liquidated Damages shall accrue and be payable by the Maker to the Lenders of Registrable Securities at the same rate set forth above. Not withstanding the foregoing, the Company shall not be liable to the Lender under Section 11.4 for any events or delays occurring as a consequence of the acts or omissions of the Lender contrary to the obligations undertaken by Lender in this Agreement.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED March 31, 2010
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

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED March 31, 2010
(unaudited)

NOTE 3 - NOTES PAYABLE - continued

On December 10, 2009, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $45,000. Terms of the note are interest at 8% per annum and the note matures on December 4, 2010. The note carries a prepayment penalty of 50% of the principal and accrued interest amount if paid within 180 days of the issue date. The note is convertible into Company stock after June 10, 2010 at a rate of 65% of the market price.

On March 12, 2010 the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $30,000. Terms of the note are interest at 8% per annum and the note matures on December 15, 2010. If the note remains unpaid after 6 months from the issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 58% of the “trading price” as described in the Note. A copy of the note is attached to this filing. The proceeds from this loan were used for both the purchase of inventory as well as Company operations.

Line of Credit

During April 2008, the Company entered into a $500,000 line of credit with Commercial Holding, AG and amended in December 2008 to increase such line of credit to $700,000. Terms of the line of credit include interest payable at the rate of 10% per annum and repayment of principal by December 31, 2009, as amended. As part of the agreement dated April 29, 2008, Commercial Holding, AG agreed to assume $172,700 worth of notes previously owed by the Company to another creditor. This amount represents all of the borrowings by the Company from this other creditor in 2008. As additional consideration to Commercial Holding AG for entering into the line of credit, the Company agreed to immediately issue to Commercial Holding AG 2,000,000 shares of Rule 144 restricted Company stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share. Such equity issuances have been valued at $59,284 and expensed as interest in 2008, as the original maturity date of the original line of credit was December 2008. As consideration for the December 2008 amendment to the line of credit another 2,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share were issued. Interest expense of $8,263 was recorded and attributed to the December 2008 equity issuances in 2008, with another $139,724 recorded as deferred financing costs to be amortized through December 2009. As of March 31, 2010 the Company has used the entire $700,000 credit line and had a principal balance due on the credit line of $1,173,083.56. The lender has agreed to increase the credit line to $1,250,000 and extend the due date to December 31, 2010. The Company and Commercial Holding, AG is in the process of formalizing the revised terms of the credit line extension.

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

The Liquidating Damages liability relates to the recognition of an expense for the anticipated failure by the Company to comply with certain registration rights held by the holders of the Convertible Notes and obtain an effective registration of the required shares issuable upon conversion of the Convertible Notes and the exercise of related the warrants, described earlier. We have recorded the maximum anticipated penalties to be incurred for the failure to register the required common shares potentially issuable for the conversion of the Convertible Notes and the exercise of the warrants, through September 26, 2007, the maturity date of the first installment of such Convertible Notes. The penalty calculated was based on 5% of the outstanding Convertible Notes, commencing on 180 days from the date of such Convertible Note agreements executed, through September 26, 2007. An expense has been recorded for the increase in the derivative liability for the year 2007 in the amount of $83,313 as a cost of maintaining such debt arrangements, as the terms of such debt arrangements are overly burdensome. There are no maximum penalty terms for the failure to obtain an effective Registration Statement.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED March 31, 2010
(unaudited)

NOTE 4 - DERIVATIVE AND LIQUIDATING LIABILITIES - continued

During 2008, $300,000 of the related convertible debt and accrued interest was retired via the issuance of 4,500,000 shares of common stock. As a result of the satisfaction of such convertible debt the attributed portion of such derivative liability of $503,873 was recorded as a contribution to paid in capital.

The fair value of the total derivative liabilities for the Nutmeg Note recorded of $291,106 as of March 31, 2010 is comprised of two components, one component of the liability estimated of $206,773 attributed to the Convertible Notes conversion factor of 70% of market, but not more than $0.10 and another component of the liability of liquidated damages estimated to be $84,333.

The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed as follows:

	Convertible Note into Shares	Exercise of Warrants
Market Price of Stock	$0.07	$0.07
Exercise Price	$0.049	$0.147
Term	Half Year	4.5 Years
Volatility	175%	175%
Risk Free Rate	2.55%	2.55%
Number of Shares Assumed Issuable	5,255,102	525,510

Asher Enterprises $45,000 Convertible Note

In December 2009, the Company issued a $45,000 convertible note, convertible into shares of common stock at 65% of the then market price of the common stock.

The fair value of the total derivative liabilities of $89,374 relating to the Asher Enterprises, Inc. note as of March 31, 2009 is attributed to the Convertible Note conversion factor of 65% of market. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the December 2009 Asher Convertible Note agreement executed as follows;

Convertible Note into Shares
Market Price of Stock	$0.07
Exercise Price	$0.046
Term	Full Year
Volatility	175%
Risk Free Rate	2.55%
Number of Shares Assumed Issuable	1,819,780

Asher Enterprises $30,000 Convertible Note

In March 2010, the Company issued a $30,000 convertible note, convertible into shares of common stock at 58% of the then market price of the common stock.

The fair value of the total derivative liabilities of $68,591 relating to the Asher Enterprises, Inc. March 2010 note as of March 31, 2009 is attributed to the Convertible Note conversion factor of 58% of market. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the March 2010 Asher Convertible Note agreement executed as follows;

Convertible Note into Shares
Market Price of Stock	$0.07
Exercise Price	$0.041
Term	Full Year
Volatility	175%
Risk Free Rate	2.55%
Number of Shares Assumed Issuable	1,359,606

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED March 31, 2010
(unaudited)

NOTE 5 - EQUITY TRANSACTIONS

Common Stock

During the three months ending March 31, 2010 the following equity transactions occurred:

On March 12, 2010 the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $30,000. Terms of the note are repayment of 150% of the principal amount after 180 days. The note is due and payable on December 15, 2010. If the note remains unpaid after 6 months from the issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 58% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

A summary of the activity of warrants issued as of March 31, 2010 as follows:

			Weighted Average
	Warrants		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2009	10,705,000	10,705,000	$.21	$.21
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	(4,920,000)	(4,920,000)	-	-
Balance – March 31, 2010	5,785,000	5,785,000	$.13	$.13

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2010:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.05 to $.09	1,285,000	2.02	$.06	1,285,000
$.10 to $.49	4,500,000	4.03	$.15	4,500,000

NOTE 6 – SUBSEQUENT EVENTS

We have evaluated for disclosure purposes subsequent events through May 20, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion is a discussion and analysis of our financial condition and results of operations for the three months and nine months ended March 31, 2010 and significant factors that could affect our prospective financial condition and results of operations.  Historical results may not be indicative of future performance.

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

Redfin has developed aWindows based software for its Blue Bamboo P-25 printer and card-reader for use with PC’s allowing for processing of credit/debit card, check, ACH, Check21 transactions.  It has also developed the RedFin Sidebar allowing merchants to directly interface the RedFin Payment Gateway with QuickBooks.

Redfin in November 2009 entered into Agreement to purchase the Payment Gateway owned by Blue Bambo USA, Inc.  Redin also entered into hosting agreement with ZZ Servers, operator of a very dynamic gateway hosting facility allowing for 99.9% up time for transaction processing with internal and geographic redundancy in case of power outage or natural disaster.

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

Results of Operation for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

The Company generates revenues from the sale of the Blue Bamboo wireless terminals, its recurring monthly data plans and sales of its RedFin Gateway transaction platform.  The Company’s revenue increased approximately 83%, in the quarter ended March 31, 2010 compared to the same period in 2009. The increase in sales was attributable to the sales of the Company’s Blue Bamboo wireless terminals, the associated product accessories, and the sales of the data plans required to operate the terminals.

Our cost of goods sold includes the payment processing terminals we sell as well as the recurring expenses to maintain the service to the terminals. Our cost of goods also includes the monthly licensing fees associated with maintaining and operating our payment gateway. Our cost of goods sold as a percentage of revenues was approximately 63% for the three months ended March 31, 2010 as compared to approximately 88% for the comparable period in 2009.  The decrease in our cost of goods sold as a percentage of revenues in the 2010 period as compared to the 2009 period reflects the Company’s increased sales of product combined with a more cost efficient use of its people and assets to create those sales. Another factor that is positively impacting our cost of goods sold is the purchase of Blue Bamboo USA in the fourth quarter of 2009. This acquisition has significantly lowered the monthly cost of operating and maintaining out payment gateway.

Total operating expenses for the three months ended March 31, 2010 decreased approximately 5%, from the comparable period in 2009, and primarily included increases in:

●
administrative expenses, which includes rent, salaries and general overhead costs increased approximately 3% in the first quarter of 2010 as compared to the first quarter of 2009 as a result of increased staffing and administrative expenses due to increased sales. We anticipate that administrative expenses may increase in the final nine months of this year as additional sales and support staff are brought on board to handle the increased sales of the Company, and

●
Depreciation and amortization expenses increased approximately 570% in the first quarter of 2010 as compared to the first quarter of 2009. This item was primarily impacted by the amortization of the companys purchase of Blue Bamboo USA as well as the depreciation costs associated with the development of certain company software products.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Results of Operation for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Total operating expenses for the three months ended March 31, 2010 also included decreases in:

●
professional and consulting fees, which include sales and marketing consultants as well as investor relations services, decreased approximately 38%, in the first quarter of 2010 from the comparable period in 2009 as a result of performing a greater percentage of the professional and consulting work in house as revenues increase and hiring of additional staff is possible. We anticipate that professional and consulting fees should decrease during the balance of 2010, and

●
Interest expense decreased approximately 7%, in the first quarter of 2010 from the comparable period in 2009. This decrease resulted from the default on January 1, 2010 of the Addendum to the Nutmeg Convertible Notes Agreement dated February 27, 2009. The terms of the Addendum Agreement stipulated that upon default of the Addendum Agreement, the terms of the original notes would be reinstated. The reinstatement of the original notes included adjustments to current principal and interest balances that resulted in an overall decrease in interest expenses for the quarter ended March 31, 2010.

Derivative and liquidating liabilities during the three months ending March 31, 2010, decreased by $117,130. The changes in derivative and liquidating liabilities and liquidating income each quarter are a result of the price changes in our stock each quarter and the impact this stock price change has on our convertible debt.

Net loss for the three months ended March 31, 2010 was $(273,488) compared to a net loss of $(257,660) for the comparable period in 2009. The increase in the net loss was primarily attributable to the gain on derivatives in the 2009 period for which there was no comparable gain in the 2010 period. This was a non-cash item.

Although the Company expects to generate increased revenues in the balance of 2010, due to sales of its wireless terminals and gateway transaction revenue, the Company expects to continue to incur losses at least through the end of the period ending June 30, 2010, and there can be no assurance that the Company will achieve profitability in our second quarter of 2010, if ever, or maintain profitability, generate revenue or sustain future anticipated growth.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company's needs for cash.  At March 31, 2009 we had a cash of $3,383 and working capital deficit of $5,095,622 as compared to cash on hand of $4,009 and a working capital deficit of $4,830,598 at December 31, 2009. We do not have sufficient working capital and, with the exception of our limited existing credit line with Commercial Holding AG, we have no current agreements, arrangements, or understanding for such needed capital. As of March 31, 2010 the Company has used the entire $700,000 credit line and had a principal balance due on the credit line of $1,173,084. The Company owes $128,571 in accrued interest on the credit line through March 31, 2010. The lender has orally agreed to increase the credit line to $1,250,000 and extend the due date to December 31, 2012. The Company and Commercial Holding, AG are in the process of formalizing the revised terms of the credit line extension.

The Company had total assets of $535,972 at March 31, 2010 as compared to $625,957 at December 31, 2009. This overall decrease in total assets is primarily due to decreases in our inventory and accounts receivable as the Company sells its inventory and increases its accounts receivable collection efficiency.  The Company had total liabilities of $5,535,587 at March 31, 2010 as compared to $5,352,085 at December 31, 2009 which reflects increases in amounts due under the investor notes which are in default, amounts due under the Commercial Holding, AG line of credit, and increased accrued expense which is primarily interest expense payable.

At March 31, 2010 our current assets decreased approximately $81,522 from December 31, 2010 and included decreases in both accounts receivable of $24,150, and inventory of $58,672.  Our customary terms offered our customers are payment prior to shipment. Most of our sales transactions are pre-paid by credit card or ACH. The Company anticipates inventory levels to remain steady through the end of the year.

At March 31, 2010 our current liabilities increased approximately $183,502 from December 31, 2009, and consisted primarily of  increases in accrued expenses ($207,071), and a decrease in amounts due on our Secured Convertible Notes ($54,732).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

At March 31, 2010, we had $1,875,500 of notes payable which includes:

●	$33,000 principal amount of 10% notes (HEB Notes) which is due between September and December 2010. Interest has accrued on the notes that total $14,727 at March 31, 2010.

●
$1,410,000 principal amount of short-term notes (Container Financing Notes) issued in 2005, averaging 90 days, with a specific rate of return to acquire funds to invest in high yield activities.  At March 31, 2010 there is unpaid interest due and accruing in the amount of $1,134,091 on these notes, all of which are in default and accruing interest at 18% per annum.

●	$257,500 principal amount of 18% note (Nutmeg Note) which was due December 31, 2007. At March 31, 2010 there is unpaid interest due and accruing in the amount of $143,201.

●	$100,000 principal amount of 10% note (T Squared Note) assumed by H.E.B. LLC which is due August 31, 2010. At March 31, 2010 there is unpaid interest due and accruing in the amount of $13,750.

●	$45,000 principal amount of 10% note which is due December, 2010. At March 31, 2010 there is unpaid interest due and accruing in the amount of $1,085.

●	$30,000 principal amount of 8% note which is due December, 2010. At March 31, 2010 there is unpaid interest due and accruing in the amount of $125.

We do not have any commitments for capital expenditures.   While we were able to raise $30,000 in March 2010 through the issuance of a short-term Convertible Promissory Note to Asher Enterprises, Inc., an existing note holder of our company, our sources of cash are the availability of funds under our line of credit and cash on hand. This note, which is due on December 15, 2010, provides for a repayment of 150% of the principal and is convertible at a per share price equal to 58% of the fair market value of our common stock. At March 31, 2010, we had cash on hand of $3,383and there were no funds available under our line of credit which is due on December 31, 2010. The Company continues to raise cash through the sales of its common stock and borrowing to fund its daily operations and to meet payroll. As sales have increased the demand to borrow additional funds is decreasing. The Company continues to work with a number of potential lenders to provide funding for both operations and product inventory. These efforts are ongoing. There is no assurance that we will be able to obtain funds at favorable terms to the Company. As described elsewhere herein, we do not have sufficient funds to pay our outstanding debt obligations which are approximately $5,535,587 and we believe we will need approximately $250,000 of additional working capital to fund our ongoing operations through 2010.

 The Company expects to negotiate an extension of its credit line as well as an extension of the due date. These negotiations are ongoing In addition, in the event we should fail to pay the interest under the line of credit which would result in an event of default, or if any other events should occur which would otherwise result in an event of default under the agreement, the amounts due under the credit line would become immediately due and payable.  In addition, the line of credit matures on December 31, 2010 and we do not presently have the funds necessary to satisfy this obligation.  If we were unable to pay these amounts, the lender could seek to foreclose on the assets of our subsidiary which represents substantially all of our operations.  If we are unable to raise the necessary capital, we could be forced to curtail some or all of our operations and it is likely that investors would lose their entire investment in our company.

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have incurred net losses each year since inception and have relied on the sale of our securities from time to time and loans from third parties to fund our operations.  These recurring operating losses have led our independent registered public accounting firm Sherb & Co, LLP to include a statement in its audit report relating to our audited consolidated financial statements for the years ended December 31, 2009 and 2008 expressing substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future.  We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed.  There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

Under the supervision and with the participation of our senior management, consisting of Jeffrey Schultz, our Principal Executive Officer and Michael Fasci, our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure as a result of our failure to timely file Current Reports on Form 8-K with the SEC as well as continuing material weaknesses in our internal controls over financial reporting.

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

On March 12, 2010 the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $30,000. Terms of the note are interest at 8% per annum and the note matures on December 15, 2010. If the note remains unpaid after 6 months from the issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 58% of the “trading price” as described in the Note. A copy of the note is attached to this filing. There were no finder’s fee or commissions paid and no other concessions given at issuance. The purchaser was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company. The issuance was exempt for registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Asher Enterprises $30,000 Convertible Note dated March 12, 2010*

31.1	Certification of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14*

31.2	Certification of Principal Financial Officer as Required by Rule 13a-14(a)/15d-14*

32.1	Certification of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code*

32.2	Certification of Principal Financial Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.

Date: May 24, 2010	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: President, CEO

Date: May 24, 2010	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer