Form 10-Q
period 2010-06-30
SECURED FINANCIAL NETWORK, INC.
filed 2010-08-16
CIK 1100394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

or

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

The number of outstanding shares of the issuer’s common stock, $0.001 par value, as of July 29, 2010 was 62,286,006.

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

Unless specifically set forth to the contrary, when used in this report the terms “Secured Financial", "we"", "our", the "Company" and similar terms refer to Secured Financial Network, Inc, a Nevada corporation and its wholly-owned subsidiaries RedFin Network, Inc., a Florida corporation formerly known as Virtual Payment Solutions, Inc., “RFN”, or “RedFin Network”, and Blue Bamboo USA, Inc. a Florida corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2010” refers to the year ending December 31, 2010 and “2009” refers to the year ended December 31, 2009.  The information which appears on our websites at www.securedfinancialnetwork.com and www.redfinnet.com is not part of this report.

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash	$27,788	$4,009
Accounts receivable, Net	54,097	60,219
Employee Advances	8,171	-
Inventory	234,886	441,932
Prepaid Expenses	11,602	15,327

Total Current Assets	336,544	521,487

FURNITURE AND EQUIPMENT (NET)	18,374	21,928

OTHER ASSETS
Refundable Deposits	5,170	5,170
Intangible, Net	71,136	77,373

Total Other Assets	76,306	82,542

TOTAL ASSETS	$431,224	$625,957

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	413,138	507,858
Notes Payable	1,496,954	1,626,954
Accrued Expenses	1,289,060	1,293,886
Derivative and Liquidating Liabilities	418,273	448,071
Line of Credit	880,000	1,163,084
Secured Convertible Note - In Default	257,500	312,232

Total Current Liabilities	4,754,925	5,352,085

STOCKHOLDERS' DEFICIT
Common Stock authorized is 100,000,000
shares at $0.001 par value. Issued and
outstanding on June 30, 2010, 62,286,006 shares
and December 31, 2009, 55,688,568 shares.	62,286	55,689
Additional Paid in Capital	4,939,321	4,372,334
Accumulated Deficit	(9,325,307)	(9,154,150)

Total Stockholders' Deficit	(4,323,700)	(4,726,128)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$431,224	$625,957

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Sales	473,261	214,959	734,469	357,665

Cost of Goods Sold	328,002	182,223	491,703	307,708

Total Gross Income	145,259	32,736	242,766	49,957

EXPENSES
Administrative Expenses	278,297	175,166	435,950	328,830
Professional and Consulting	23,035	79,785	58,370	136,944
Depreciation and Amortization	10,565	1,578	21,131	3,156
Interest Expense	105,257	176,415	271,696	355,025

Total Expenses	417,153	432,944	787,148	823,955

Net Loss before other income (expense)	(271,894)	(400,208)	(544,382)	(773,998)

Other Income (expense):	343,428	75,826	343,428	75,826
Deriv. and Liquid. Income (Expense)	30,798	(19,567)	29,798	96,563

Net loss before Provision
for Income Taxes	102,331	(343,949)	(171,156)	(601,609)

Provision for Income Taxes	-	-	-	-

NET GAIN (LOSS)	$102,331	$(343,949)	$(171,156)	$(601,609)

Basic and Diluted
Net Gain (Loss) per Common Share	$0.00	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number of Shares
Common Shares Outstanding -
basic and diluted	59,987,287	51,275,020	58,987,287	50,699,700

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2010	2009
Cash Flows From Operating Activities:

Net Loss	$(171,156)	$(601,609)

Adjustments to Net Loss:

Derivative and Liquidating Expenses	(29,798)	(96,563)
Amortization of Debt Discount and Finance Fees	-	73,994
Depreciation	5,656	3,156
Amortization	15,475	-
Beneficial Conversion Feature	-	66,555
Stock Based Compensation For Services	27,500	-
Gain on Sale of License	(211,316)	-
Gain of Debt Forgiveness	(129,787)	-

Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:

Changes in Assets and Liabilities:
Prepaid Expense	3,725	-
Inventory	207,046	(100,113)
Customer Deposits	(3,000)	(53,279)
Cash Advances	(8,171)	-
Accrued Interest	297,891	152,353
Accrued Expenses	(5,846)	22,998
Accounts Receivable	6,122	(26,469)
Accounts Payable	(94,721)	36,528

Net Cash (Used) by Operating Activities	(90,380)	(522,449)

Cash Flows From Investing Activities:

Purchase of Equipment	(11,341)	(1,100)

Net Cash (Used) by Investing Activities	(11,341)	(1,100)

Cash Flows From Financing Activities:
Notes Payable Proceeds	30,000	185,205
Notes Payable Repayments	(47,000)	-
Line of Credit Advances	142,500	243,000
Loans Payable - Officers	-	41,639
Proceeds from the sale of Common Stock	-	50,000

Net Cash Provided by Financing Activities	125,500	519,844

Net Change in Cash	23,779	(3,706)

Cash and Cash Equivalents - Beginning	4,009	3,706

Cash and Cash Equivalents - Ending	$27,788	$-

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$642	$-

Non-Cash Financing Transactions:
Conversion of Indebtedness for Equity	$546,084	$38,974
Equity Issued For Interest	$-	$80,180

The accompanying notes are an integral part of these statements

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of Secured Financial Network, Inc. and our subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the six month periods ended June 30, 2010 and June 30, 2009, the Company had realized a net loss of $171,156 and a net loss of $601,649 respectively, a substantial portion of the debt is in default and has a stockholders’ deficit of $4,323,700 as of June 30, 2010. As of June 30, 2010 the Company had $27,788 in cash. As stated by our auditors in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2009, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing but cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, RedFin Network, Inc., Inc, a Florida corporation formerly known as Virtual Payment Solutions, Inc. ("RFN") and Blue Bamboo USA, Inc. a Florida corporation (“BB USA”). The Company created RFN in September of 2007.  The company purchased BB USA in November of 2009. All significant inter-company accounts and transactions are eliminated in consolidation.

Stock-Based Employee Compensation

The Company has adopted the FASB guidelines that require companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying these FASB guidelines approximated $27,500 in compensation expense during the six months ended June 30, 2010.

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Business and Credit Concentration

The Company purchases the majority of its products for resale from one supplier. As of June 30, 2010, the Company’s outstanding balance to this supplier was $343,173. The loss of this supplier could have a material adverse effect upon its business for a short-term period of time.

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

Fair Value of Financial Instruments

The Company has adopted the FASB guidelines regarding the estimate of the fair value of all financial instruments included on its balance sheet as of June 30, 2010. The Company considers the carrying value of accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded notes payable, derivative and liquidating liabilities on the secured convertible notes, largely as a result of the undercapitalization of the Company.

Recent Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been deemed not relevant, and as a result the adoption of these other new accounting pronouncement is not expected to have any impact once adopted.

Reclassifications

Certain reclassifications to the numbers have been made to the prior periods for presentation purposes.

NOTE 2 - ACCRUED LIABILITIES

At June 30, 2010 the accrued liabilities consisted of the following:

	June 30,	December 31,
	2010	2009
Accrued Other	$5,750	$1,800
Interest	$1,217,903	$1,216,882
Payroll	$59,000	$67,751
Payroll Taxes	$6,407	$7,453
Total	$1,289,060	$1,293,886

NOTE 3 - NOTES PAYABLE

Investor Notes Payable in Default

During 2005 the Company issued seventeen (17) short-term notes (average 90-days) with a specific rate of return to acquire funds to invest in high yield activities (e.g. Container financing/investment). As of June 30, 2010, the Company’s short-term notes payable relating to its previous container financing business total $1,405,500. The Company has also accrued $1,060,400 -interest on these notes as of June 30, 2010. Most of these Notes are in default and are accruing interest at the rate of 18% per annum. Three of these Notes issued in the amount of $160,000 plus interest in default have been recently renegotiated resulting in a $129,787 gain on debt forgiveness and a payment plan extending out the terms for another five years.  The renegotiated Notes do not bear interest.

Secured Convertible Notes Payable

During September and October 2006, (“Funding” ) we issued in a private offering $597,500 aggregate principal amount of secured convertible notes (“Convertible Notes”) with $400,000 due September 26, 2007, $100,000 due October 30, 2007, and $97,500 due October 31, 2007. $300,000 of these notes has been repaid. The balance of $257,500 (collectively, the “Nutmeg Note”) remains outstanding.

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

As security for the repayment of all liabilities arising under the Convertible Note, the Company granted to Lender a security interest in and a lien on 5,975,000 shares of common stock, issued with a restricted legend, hereafter referred to as the “Collateral”. The Lender has the right to sell or hypothecate such Collateral, to the extent permitted under applicable securities laws. However, the Lender shall not sell more than 10% of the average daily volume in any week. Such Collateral in 2008 was released to the Lender for either converting a portion of such Convertible Note to equity and/or the payment of accrued interest. As of June 30, 2010 there was no Collateral.

If the Company raises money at a lower price than the Lender has purchased the shares, upon conversion of such Convertible Note, then the Company will re-price the Lender’s shares and warrants to that price. The Lender has the right of first refusal of any financing for eighteen (18) months after the Funding. The Lender will be notified prior to any other financing and have an option to respond with competitive financing terms upon notification. The Company will not raise any capital below $0.10 per share while the notes are outstanding Not withstanding anything herein to the contrary, the Company will be allowed to raise additional capital to complete its $1.5 million contemplated fund-raising while the notes are outstanding.

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

The Company recognized a debt discount of $540,039 at the date of issuance of the Convertible Notes. The debt discount of $540,039 is comprised of $69,605 for the detachable warrants and $470,434 for the beneficial conversion features of the Convertible Notes. The beneficial conversion features were recorded in accordance with generally accepted accounting principles on Certain Convertible Instruments and Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios. The debt discount is recognized over the term of the Convertible Notes of one year. There was $65,065 of amortization recorded for the year ended December 31, 2006, attributed to this debt discount. The balance was expensed in 2007.

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

On June 30, 2010 the Company exchanged $108,000 principal amount of debt due to HEB, LLC for 1,136,842 shares of restricted company stock. This was done at a price of $.095 per share.

On June 30, 2010 the Company sold its Envoii License that it purchased on September 28, 2006 for the sum of $211,316. The Company had previously taken an impairment reserve for the full amount of the $385,000. As a result of the previous impairment, the Company recognized a gain in the quarter accounted for as “other income” in the amount of $211,316. This was a non-cash event and the Company sold the License in exchange for debts that it owed to creditors.

Lines of Credit

During April 2008, the Company entered into a $500,000 line of credit with Commercial Holding, AG and amended in December 2008 to increase such line of credit to $700,000. Terms of the line of credit include interest payable at the rate of 10% per annum and repayment of principal by December 31, 2009, as amended. As part of the agreement dated April 29, 2008, Commercial Holding, AG agreed to assume $172,700 worth of notes previously owed by the Company to another creditor. This amount represents all of the borrowings by the Company from this other creditor in 2008. As additional consideration to Commercial Holding AG for entering into the line of credit, the Company agreed to immediately issue to Commercial Holding AG 2,000,000 shares of Rule 144 restricted Company stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share. Such equity issuances have been valued at $59,284 and expensed as interest in 2008, as the original maturity date of the original line of credit was December 2008. As consideration for the December 2008 amendment to the line of credit another 2,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share were issued. Interest expense of $8,263 was recorded and attributed to the December 2008 equity issuances in 2008, with another $139,724 recorded as deferred financing costs to be amortized through December 2009. As of June 29, 2010 the Company has used the entire $700,000 credit line and had a principal balance due on the credit line of $1,275,583.56 and interest owing on the credit line of $159,785.42. On June 30, 2010, the Company agreed to exchange $425,583.56 of principal balance due on the credit line for 4,479,827 shares of restricted company stock at equating to a price of $.095 per share. This exchange of debt for equity reduced the principal amount owing and payable on the Commercial Holding, AG line of credit to $850,000. This line of credit is now due and payable on December 31, 2012.

During June 2010, the Company entered into line of credit with HEB, LLC with an initial credit limit of $400,000. Interest on outstanding balances will accrue at the rate of 14% per annum. This line of credit is due and payable on December 31, 2012.

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

The fair value of the total derivative liabilities for the convertible Nutmeg Note recorded of $287,296 as of June 30, 2010 is comprised of two components, one component of the liability estimated of $202,963 attributed to the Convertible Notes conversion factor of 70% of market, but not more than $0.10 and another component of the liability of liquidated damages estimated to be $84,333.

The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed as follows:

	Convertible Note into Shares	Exercise of Warrants
Market Price of Stock	$0.055	$0.055
Exercise Price	$0.039	$0.116
Term	Half Year	4.5 Years
Volatility	170%	170%
Risk Free Rate	1.79%	1.79%
Number of Shares Assumed Issuable	6,688,312	668,831

Asher Enterprises $45,000 Convertible Note

In December 2009, the Company issued a $45,000 convertible note, convertible into shares of common stock at 65% of the then market price of the common stock.

The fair value of the total derivative liabilities of $63,447 relating to the Asher Enterprises, Inc. note as of June 30, 2010 is attributed to the Convertible Note conversion factor of 65% of market. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the December 2009 Asher Convertible Note agreement executed as follows;

Convertible Note into Shares
Market Price of Stock	$0.055
Exercise Price	$0.036
Term	Full Year
Volatility	170%
Risk Free Rate	1.79%
Number of Shares Assumed Issuable	1,672,727

Asher Enterprises $30,000 Convertible Note

In March 2010, the Company issued a $30,000 convertible note, convertible into shares of common stock at 58% of the then market price of the common stock.

The fair value of the total derivative liabilities of $67,530 relating to the Asher Enterprises, Inc. March 2010 note as of June 30, 2010 is attributed to the Convertible Note conversion factor of 58% of market. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the March 2010 Asher Convertible Note agreement executed as follows;

Convertible Note into Shares
Market Price of Stock	$0.055
Exercise Price	$0.032
Term	Full Year
Volatility	170%
Risk Free Rate	1.79%
Number of Shares Assumed Issuable	1,730,408

NOTE 5 - EQUITY TRANSACTIONS

Common Stock

During the six months ending June 30, 2010 the following equity transactions occurred:

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

On June 11, 2010, the Company issued to Asher Enterprises 288,461 shares of its free trading common stock in response to a conversion notice. The conversion notice was recognized as per the terms of the $45,000 convertible note that the Company entered into with Asher Enterprises in December 2009. The shares issued reduced the principal amount due under the note by $7,500. These shares were issued at a price of $.024 per share.

On June 29, 2010, the Company issued to Asher Enterprises 192,308 shares of its free trading common stock in response to a conversion notice. The conversion notice was recognized as per the terms of the $45,000 convertible note that the Company entered into with Asher Enterprises in December 2009. The shares issued reduced the principal amount due under the note by $5,000. These shares were issued at a price of $ .024 per share.

On June 30, 2010, the Company issued to HEB, LLC 1,136,842 shares of its restricted common stock. These shares were issued in exchange for, and the retirement of, $108,000 of outstanding debt due to HEB under two unpaid notes that it had with the Company. These shares were issued at a price of $.095 per share.

On June 30, 2010, the Company issued to Commercial Holding, AG 4,479,827 shares of its restricted common stock. These shares were issued in exchange for $425,584 of principal and interest due on the Company’s credit line with Commercial Holding, AG. These shares were issued at a price of $.095 per share.

A summary of the activity of warrants issued as of June 30, 2010 as follows:

			Weighted Average
	Warrants		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2009	10,705,000	10,705,000	$.21	$.21
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	(4,920,000)	(4,920,000)	-	-
Balance – June 30, 2010	5,785,000	5,785,000	$.13	$.13

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2010:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.05 to $.09	1,285,000	1.77	$.06	1,285,000
$.10 to $.49	4,500,000	3.78	$.15	4,500,000

NOTE 6 – SUBSEQUENT EVENTS

We have evaluated for disclosure purposes subsequent events.

On July 29, 2010 we entered into a letter agreement with the receiver for The Nutmeg Group, LLC pursuant to which the receiver agreed to accept $200,000 in full settlement of our obligations to The Nutmeg Group, LLC under a $200,000 principal amount secured convertible note dated September 26, 2006 and a $57,500 principal amount secured convertible note dated October 30, 2006 which are referred to elsewhere herein as the Nutmeg Note.  Our agreement with the receiver provides that we are to pay the amount in five tranches between August 12, 2010 and September 10, 2010.  We made the first payment as required and are using the funds available to us under the H.E.B. LLC credit line to satisfy this obligation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
 Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements.” Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate” “intend,” “estimate,” “may,” “will,” “should,” and “could.”  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our ability to implement our business plan and generate revenues, our ability to raise sufficient capital to fund our operations and pay our obligations as they become due, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition and the other additional risks and uncertainties that are set forth in the Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission. The risk factors described in our Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we deem immaterial also may materially adversely affect our business, financial condition and/or operating results.   We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law. The following discussion should also be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Overview

We are a valued added provider of payment transaction processing platforms and equipment marketed to and utilized by traditional “brick and mortar”, and Internet e-commerce merchants and those using mobile or wireless devices to conduct business. We operate through our wholly owned subsidiary RFN.  Our company websites are www.securedfinancialnetwork.com and  www.redfinnet.com .

RFN markets its products and services through the branded name RedFin Network.  These products and services today include:

•	Blue Bamboo H-25 Wireless all-in-one transaction terminal
•	Blue Bamboo P-25 printer and printer card reader device
•	Blue Bamboo Blue Box table pay restaurant solution
•	Blue Bamboo PCI Compliant and Visa certified Payment Gateway
•	RedFin Sidebar QuickBooks® interface
•	RedFin Windows® based Desk-top Terminal
•	HIOPOS Retail and Hospitality touch-screen register

All of the transaction products are integrated with the Payment Gateway, which connects merchants utilizing IP based terminals and wireless devices using Bluetooth, Ethernet, and GPRS to acquiring processors and banks for approval or denial of credit and debit card charges.

The RedFin Payment Gateway, servicing over 3,500 merchants today, is a customized credit/debit card-processing platform serving as the connection between the customers at point-of-sale to the financial networks for the acceptance of card payment by merchants.  Third party providers in compliance with financial institutions process most card transactions worldwide.  The Payment Gateway processes all credit card types, which include Visa, MasterCard, American Express, Discover, JCB, and EBT through transaction terminals, virtual terminals, and wireless mobile devices.  The Payment Gateway received its PCI/DSS Compliance in October 2008 and is listed on the Visa’s approved Payment Gateway list.

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

The Blue Bamboo Products and Payment Gateway are marketed through 130 non-exclusive reseller agreements with ISOs (Independent Sales Organizations) and VARs (Value Added Resellers) selling products and merchant services to end customers throughout the U.S.  Revenue is generated through sales of terminal products, by monthly data plans required to operate wireless products, licensing fees for software and per transaction fees charged for each transaction passing through the Payment Gateway to end acquiring processors such as Vital, Global all First Data Networks, Paymentech, Heartland, Valutec and others already integrated with the Payment Gateway.  All Internet merchants, certain brick and mortar merchants using IP based transaction terminals, and mobile wireless transaction devices require a gateway to pass transactions from their customer’s use of a payment form to the acquiring bank/processor.

The Payment Gateway is also re-branded for other large associations requiring their own name recognition by the ISO/Merchant customer base.  Currently we private label the Payment Gateway for 18 transaction-processing providers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

In late 2009 RedFin became a preferred vendor of Chase Paymentech for deployment of Blue Bamboo products operating on the RedFin Network, through Chases 300 agent internal network in Dallas.  We have expanded our relationship with Chase to include all of Chase’s internal sales offices in the U.S.  Orders for RedFin equipment and services have doubled since the first quarter of 2010.

During 2009 RedFin delivered over 1000 Blue Bamboo P-25 printer/card readers to Arvato Services, provider of logistic services to Intuit for their Go-Payment mobile transaction platform.  In addition, RFN during 2009 became the provider of the same printer/card reader for Aircharge, a Pipeline Data Company, providing a mobile platform for processing through all major cell phones.   We continue to receive orders from both companies in 2010 have exceeded the orders received during the same period in 2009. We expect this trend to continue.

In May of 2010 RedFin became the exclusive distributor for ICG Software, based in Spain, of its HIOPOS point-of-sale retail and hospitality touch screen register system.  The HIOPOS is exclusively integrated with the RedFin Payment Gateway (www.hiopos.us) and will be sold through our current reseller group.

The Payment Gateway has incorporated a shopping cart emulator, which allows Internet merchants currently using other competitive Payment Gateway’s to integrate with the RedFin Network in a quick and efficient manner without disruption of their business.  The shopping cart emulator has integrated the top 120 carts currently used by Internet merchants.

RedFin has developed a Windows based software for its Blue Bamboo P-25 printer and card-reader for use with PCs allowing for processing of credit/debit card, check, ACH, Check21 transactions.  It has also developed the RedFin Sidebar allowing merchants to directly interface the RedFin Payment Gateway with QuickBooks.

RedFin in November 2009 entered into Agreement to purchase the Payment Gateway owned by Blue Bamboo USA, Inc.  RedFin also entered into hosting agreement with ZZ Servers, operator of a very dynamic gateway hosting facility allowing for 99.9% up time for transaction processing with internal and geographic redundancy in case of power outage or natural disaster.

We will continue our objective to keep a low cost efficient overhead by outsourcing warehousing, hosting, customer and technical support, while controlling all product deployment internally.  All Level 1 and 2 customer service related questions have also been outsourced to Card Group with a 24/7 resolution of customer trouble tickets in less than 15 minutes.  Level 3 technical support is provided internally and by Power-It-Up.

Results of Operation for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009 and the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

We generate revenues from the sale of the Blue Bamboo wireless terminals, our recurring monthly data plans and sales of our RedFin Gateway transaction platform.  Our revenue increased approximately 120% and approximately 105%, respectively, in the three months and six months ended June 30, 2010 compared to the same periods in 2009. The increase in sales was attributable to the sales of our Blue Bamboo wireless terminals, the associated product accessories, and the sales of the data plans required to operate the terminals.

Our cost of goods sold includes the payment processing terminals we sell as well as the recurring expenses to maintain the service to the terminals. Our cost of goods also includes our labor expenses to administer the gateway as well as the monthly licensing fees associated with maintaining and operating our payment gateway. Our cost of goods sold as a percentage of revenues was approximately 69% for the three months ended June 30, 2010 as compared to approximately 84% for the comparable period in 2009, and approximately 67% for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.  The decrease in our cost of goods sold as a percentage of revenues in the 2010 periods as compared to the 2009 periods reflects our increased sales of product combined with a more cost efficient use of our people and assets to create those sales. Another factor that is positively impacting our cost of goods sold is the purchase of Blue Bamboo USA in the fourth quarter of 2009. This acquisition has significantly lowered the monthly cost of operating and maintaining out payment gateway.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Total operating expenses for the three and six months ended June 30, 2010 decreased approximately 4% in each period from the comparable periods in 2009, and included the following:

●
administrative expenses, which includes rent, salaries and general overhead costs increased approximately 58% and approximately 35%, respectively, for the three and six months ended June 30,2010 from the comparable periods in 2009 as a result of increased staffing and administrative expenses due to increased sales. We anticipate that administrative expenses may continue to increase in the final six months of this year as additional sales and support staff are brought on board to handle our increased sales,

●
Depreciation and amortization expenses increased in the second quarter of 2010 and was primarily impacted by the amortization of our purchase of Blue Bamboo USA as well as the depreciation costs associated with the development of certain company software products,

●
professional and consulting fees, which include sales and marketing consultants as well as investor relations services, decreased approximately 71% and approximately 57%, respectively, in the three and six months ended June 30, 2010 from the comparable periods in 2009 as a result of performing a greater percentage of the professional and consulting work in house as revenues increase and hiring of additional staff when possible. We anticipate that professional and consulting fees should continue to decrease during the balance of 2010, and

●
Interest expense decreased approximately 40% in the second quarter of 2010 and approximately 23% for the six months ended June 30, 2010 from the comparable periods in 2009. Both of these decreases were primarily due to non-recurring deferred financing fees, interest charges, and the amortization of fees relating to borrowings in 2009 that were not incurred in 2010.

In June 2010 we sold our Enovii License to three parties in exchange for a forgiveness of accounts payable due one of the parties and accrued but unpaid interest on notes due the other two parties which totaled $211,316 in the aggregate.  In 2007 we had previously taken an impairment of $400,000 which represented the original purchase price of the license as well as a $15,000 prepaid license fee. As a result of the previous impairment, we recognized a one-time non-cash gain in the second quarter of 2010 in the amount of $211,316 on this transaction.  Other income for both the three and six months ending June 30, 2010 primarily includes this one-time gain of $211,316 as well as a one-time gain of $129,787 from the forgiveness of interest  by two lenders due under notes .

We report non-cash income or expense on derivative and liquidating liabilities each quarter as result of the price changes in our stock each quarter and the impact this stock price change has on our convertible debt. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date has been recognized as part of other income (expense).  These non-cash items can significantly impact our results of operations.

Net profit for the three months ended June 30, 2010 was $102,331 compared to a net loss of $(343,949) for the comparable period in 2009, and our net loss for the six months ended June 30, 2010 decreased approximately 72% from the comparable period in 2009. The decrease in the net loss was attributable to increased sales of products and services and also one-time non-cash gain of $211,316 due to the sale of the Company’s Envoii license for which was an impairment reserve was taken in a previous period and also $129,787 relating to the elimination of previously accrued interest on two notes that was voluntarily forfeited.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company's needs for cash.  At June 30, 2009 we had a cash of $27,788 and working capital deficit of $4,418,381 as compared to cash on hand of $4,009 and a working capital deficit of $4,830,598 at December 31, 2009. On June 23, 2010 the Company entered into a credit line agreement with H.E.B. LLC in the amount of $400,000. As of June 30, 2010 the principal amount owed under this line was $30,000. Outstanding balances on this line of credit will accrue at 14% per annum. This credit line also becomes due on December 31, 2012.  As described later in this report, we are using a portion of the availability under this credit line to satisfy obligations under the Nutmeg Note.

We had total assets of $431,224 at June 30, 2010 as compared to $625,957 at December 31, 2009. This overall decrease in total assets is primarily due to decreases in our inventory and accounts receivable as we sell our inventory and increases our accounts receivable collection efficiency.  We had total liabilities of $4,754,925 at June 30, 2010 as compared to $5,352,085 at December 31, 2009 which reflects decreases in all categories of liabilities including amounts due under accounts payable, notes payable, accrued expenses, derivative and liquidating liabilities, our lines of credit, and our secured convertible notes.

At June 30, 2010 our current assets decreased approximately $184,943 from December 31, 2009 and included decreases in both accounts receivable of $6,122, and inventory of $207,046.  Our customary terms offered our customers are payment prior to shipment. Most of our sales transactions are pre-paid by credit card or ACH. We anticipate inventory levels to remain steady through the end of the year.  At June 30, 2010 we had employee advances of $8,171 which have been advanced for travel and operational expenses. We expect this balance to fall significantly upon the submission of timely filed expense reports.

At June 30, 2010 our current liabilities decreased approximately $597,160 from December 31, 2009, and consisted primarily of decreases in amounts due under our lines of credit ($283,084), notes payable ($184,732), and accounts payable ($94,720).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

At June 30, 2010, we had $1,754,454 of notes payable which includes:

●
$1,405,500 principal amount of short-term notes (Container Financing Notes) issued in 2005, averaging 90 days, with a specific rate of return to acquire funds to invest in high yield activities.  At June 30, 2010 there is unpaid interest due and accruing in the amount of $1,060,400 on these notes, all of which are in default and accruing interest at 18% per annum,

●
$257,500 principal amount of 18% note (Nutmeg Note) which was due December 31, 2007. At June 30, 2010 the note is in default and there is unpaid interest due and accruing in the amount of $154,757.  In July 2010 we entered into a letter agreement with the receiver for The Nutmeg Group, LLC pursuant to which the receiver agreed to accept $200,000 in full settlement of our obligations under the Nutmeg Note.  Our agreement with the receiver provides that we are to pay the amount in five tranches between August 12, 2010 and September 10, 2010.  We made the first payment as required and are using the funds available to us under the H.E.B. LLC credit line to satisfy this obligation.,

●	$32,500 principal amount of 10% note which is due December, 2010. At June 30, 2010 there is unpaid interest due and accruing in the amount of $2,815.34,

●	$30,000 principal amount of 8% note which is due December, 2010. At June 30, 2010 there is unpaid interest due and accruing in the amount of $723.39,

●
$25,000 principal amount of a non-interest bearing note due October 2010 payable in shares of our common stock valued at the then fair market value or cash to Blue Bamboo HK relating to the purchase of our payment gateway,

●
$3,000 principal amount of a non-interest bearing note due to a customer of RedFin. These funds are held as a deposit against services rendered, and $954 principal amount of non-interest bearing notes due to officers of our company.

In addition, in June 2010 we converted $108,000 owed to H.E.B., LLC under other notes into 1,136,842 shares of our common stock at a conversion price of $0.095 per share.  We were also able to renegotiate our credit line with Commercial Holding, AG by satisfying $425,584 outstanding under the line through the issuance of 4,479,827 shares of our common stock at a conversion price of $0.095 per share and extending the due date of the obligation from December 31, 2010 to December 31, 2012.

We do not have any commitments for capital expenditures.   We do not have sufficient working capital to fund our ongoing operations absent a significant increase in our revenues.  While we were able to establish the new $400,000 credit line with H.E.B., LLC in June 2010 and significantly reduce other outstanding debt through the issuance of equity, our sources of cash are the availability of funds under the H.E.B., LLC line of credit and cash on hand. This credit line matures on December 31, 2012.

The remaining amount owed Commercial Holding, AG at June 30, 2010 under that credit line is $850,000 which is the maximum amount of the credit line.  Interest under this note, which is due on December 15, 2012 provides for a repayment of 150% of the principal and is convertible at a per share price equal to 58% of the fair market value of our common stock, is payable quarterly beginning in October 2012. In the event we should fail to pay the interest under the Commercial Holding, AG line of credit which would result in an event of default, or if any other events should occur which would otherwise result in an event of default under the agreement, the amounts due under the credit line would become immediately due and payable.  If we were unable to pay these amounts, the lender could seek to foreclose on the assets of our subsidiary which represents substantially all of our operations.

Our sources of working capital are limited to our cash on hand and availability under the H.E.B., LLC credit line.  We continue reply on short terms loans to fund our daily operations and to meet payroll. As sales have increased the demand to borrow additional funds is decreasing. We continue to work with a number of potential lenders to provide funding for both operations and product inventory. There is no assurance that we will be able to obtain funds at favorable terms to us, if at all. As described elsewhere herein, we do not have sufficient funds to pay our outstanding debt obligations which are approximately $4,754,925 at June 30, 2010. We will need to raise capital to satisfy our debt obligations.  If we are unable to raise the necessary capital, we could be forced to curtail some or all of our operations and it is likely that investors would lose their entire investment in our company.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Under the supervision and with the participation of our management, including Jeffrey Schultz, our Chief Executive Officer, and Michael Fasci, our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are not effective such that the information relating to us required to be disclosed in our reports that are filed with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, during the preparation of the report management was made aware of certain disclosures in 2009 that while made, were not made on a timely basis under the Exchange Act. To remediate this material weakness in disclosure controls and procedures, we are implementing enhanced practices to ensure that all transactions that may potentially fall under the disclosure rules are reported in a timely fashion.  While we have made improvement in these practices during the three months ended June 30, 2010, we have not completed all necessary remedial actions.

Due to the small size and limited financial resources, our Chief Executive Officer and Chief Financial Officer are the only individuals involved in the accounting and financial reporting. Furthermore, our CEO performs his duties in Florida while our CFO performs his in Massachusetts. As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of the same individual, our CFO.  This lack of segregation of duties represented a material weakness in our internal control over financial reporting at December 31, 2009 and this weakness has not been corrected since year end.   The incomplete nature of the remedial actions related to our disclosure controls and procedures together with the continuing material weaknesses in our internal controls over financial reporting led our management to conclude that we had material weaknesses in our disclosure controls and procedures at the Evaluation Date.  Until such remedial actions are complete, it is likely that we will have continuing material weaknesses in our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2010, we issued to H.E.B. LLC 1,136,842 shares of our common stock. These shares were issued in exchange for, and the retirement of, $108,000 of outstanding debt due to HEB under two unpaid notes due from our company. These shares were issued at a price of $.095 per share which exceeded the fair market value of our common stock on the date of the agreement.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On June 30, 2010, we issued to Commercial Holding, AG 4,479,827 shares of our common stock. These shares were issued in exchange for $425,584 of principal and interest due on the Company’s credit line with Commercial Holding, AG. These shares were issued at a price of $.095 per share which exceeded the fair market value of our common stock on the date of issuance. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

On June 23, 2010, we entered into a Credit Line Agreement with HEB, LLC with an initial credit limit of $400,000. Interest on outstanding balances will accrue at the rate of 14% per annum and is payable quarterly beginning on October 1, 2010. This line of credit is due and payable on December 31, 2012.

On June 30, 2010 we entered into an amendment of our credit line agreement with Commercial Holding AG under which the due date of the credit line was extended to December 31, 2012 and interest is now payable at the rate of 7% per annum with quarterly interest payments beginning on October 1, 2010.

On June 30, 2010 we entered into an Asset Purchase Agreement with Alexas Entertainment, Inc., H.E.B. LLC and Commercial Holding, AG pursuant to which we sold  our Envoii License to the buyers.  In November 2006, as amended in February 2007, we acquired the Enovii License, which was an exclusive license agreement to provide e-commerce transaction processing through a proprietary ‘bank-grade’ electronic-vault and electronic-wallet based payment processing system, for $385,000.  In addition, $15,000 was prepaid as an annual maintenance fee with regard to this electronic payment processing system, upon the purchase of the license agreement.  The total consideration for the purchase was $211,315.57, which included a forgiveness by Alexas Entertainment of $18,837 in accounts payable due that company, a forgiveness by H.E.B. LLC of an aggregate of $32,693.15 in accrued but unpaid interest due it under notes from our company and a forgiveness by Commercial Holdings, AG of accrued but unpaid interest of $159,785.42 due under the credit line with that company. The Company had previously taken an impairment in 2007 for the full amount of the $385,000. As a result of the previous impairment, the Company recognized a gain in the quarter accounted for as “other income” in the amount of $211,316.

On July 29, 2010 we entered into a letter agreement with the receiver for The Nutmeg Group, LLC pursuant to which the receiver agreed to accept $200,000 in full settlement of our obligations to The Nutmeg Group, LLC under a $200,000 principal amount secured convertible note dated September 26, 2006 and a $57,500 principal amount secured convertible note dated October 30, 2006.  Our agreement with the receiver provides that we are to pay the amount in five tranches between August 12, 2010 and September 10, 2010.  We made the first payment as required and are using the funds available to us under the H.E.B. LLC credit line to satisfy this obligation.

Item 6.	Exhibits.

Exhibit No.	Description

10.15	Form of Asset Purchase Agreement dated June 30, 2010 between Secured Financial Network, Inc., Alexas Entertainment, Inc., H.E.B. LLC and Commercial Holding, AG *

10.16	Form of H.E.B. LLC Credit Line Agreement dated June 23, 2010 *

10.17	Form of Commercial Holding, AG Credit Line Amendment dated June 30, 2010 *

10.18	Form of Exchange of Debt for Equity Agreement dated June 30, 2010 between Secured Financial Network, Inc. and H.E.B., LLC*

10.19	Form of Exchange of Debt for Equity Agreement dated June 30, 2010 between Secured Financial Network, Inc. and Commercial Holding, AG *

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *

32.1	Section 1350 certification of Chief Executive Officer *

32.2	Section 1350 certification of Chief Financial Officer *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.

Date: August 16, 2010	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: President, CEO

Date: August 16, 2010	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer