Form 10-Q
period 2010-09-30
SECURED FINANCIAL NETWORK, INC.
filed 2010-11-17
CIK 1100394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

or

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

The number of outstanding shares of the issuer’s common stock, $0.001 par value, as of November 4, 2010 was 65,515,552

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30,	December 31,

	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash	$26,854	$4,009
Accounts receivable, Net	69,718	60,219
Employee Advances	5,834	-
Inventory	128,095	441,932
Prepaid Expenses	1,121	15,327

Total Current Assets	231,622	521,487

FURNITURE AND EQUIPMENT (NET)	15,546	21,928

OTHER ASSETS
Refundable Deposits	5,170	5,170
Intangible, Net	63,399	77,373

Total Other Assets	68,569	82,542

TOTAL ASSETS	$315,737	$625,957

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts Payable	$410,182	$507,858
Notes Payable	1,317,000	1,626,954
Accrued Expenses	1,196,535	1,293,886
Derivative and Liquidating Liabilities	73,993	448,071
Line of Credit	1,095,000	1,163,084
Secured Convertible Note - In Default	-	312,232

Total Current Liabilities	4,092,710	5,352,085

LONG TERM LIABILITIES
Notes Payable	136,000	-

Total Long Term Liabilities	136,000	-

TOTAL LIABILITIES	4,228,710	5,352,085

STOCKHOLDERS' DEFICIT
Common Stock authorized is 100,000,000
shares at $0.001 par value. Issued and
outstanding on September 30, 2010, 63,850,657
shares and December 31, 2009, 55,688,568 shares.	63,851	55,689
Additional Paid in Capital	5,002,056	4,372,334
Accumulated Deficit	(8,978,880)	(9,154,150)

Total Stockholders' Deficit	(3,912,974)	(4,726,128)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$315,737	$625,957

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Sales	$418,769	$198,107	$1,153,238	$555,772

Cost of Goods Sold	278,521	154,466	770,224	462,174

Total Gross Income	140,248	43,641	383,014	93,598

EXPENSES
Administrative Expenses	243,432	205,721	677,057	534,550
Professional and Consulting	20,013	61,426	78,384	198,370
Depreciation and Amortization	10,565	1,578	31,696	4,734
Interest Expense	88,467	172,155	360,164	527,180

Total Expenses	362,478	440,879	1,147,301	1,264,834

Net Loss before Other Income (Expense)	(222,230)	(397,238)	(764,287)	(1,171,236)

Other Income (Expense):
Other Income	536,222	42	877,325	75,867
Derivative Income (Expense)	32,435	99,321	62,233	195,884

Net Income (Loss) before Provision
for Income Taxes	346,427	(297,875)	175,271	(899,485)

Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS)	$346,427	$(297,875)	$175,271	$(899,485)

Net Income (Loss) per Common Share
Basic	$0.01	$(0.01)	$0.00	$(0.02)
Diluted	$0.01	$(0.01)	$0.00	$(0.02)

Weighted Average Number of Shares
Common Shares Outstanding -
Basic	63,068,332	52,275,020	59,769,613	50,949,700
Diluted	63,438,105	52,275,020	60,169,386	50,949,700

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash Flows From Operating Activities:

Net Income (Loss)	$175,271	$(899,485)

Adjustments to Net Loss:

Derivative and Liquidating Expenses	(374,078)	(195,884)
Amortization of Debt Discount and Finance Fees	-	110,991
Beneficial Conversion Feature	-	66,555
Security Deposits	-	(1,988)
Depreciation	8,484	4,734
Amortization	23,212	-
Beneficial Conversion Feature
Stock Based Compensation For Services	57,500	78,750
Gain on Sale of License	(211,316)	-
Gain of Debt Forgiveness	(353,726)	-

Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:

Changes in Assets and Liabilities:
Prepaid Expense	14,206	-
Inventory	313,837	(346,882)
Customer Deposits	(3,000)	-
Cash Advances	(5,834)	623
Accrued Interest	367,258	251,036
Accrued Expenses	(12,953)	(11,069)
Accounts Receivable	(9,499)	(51,556)
Accounts Payable	(97,676)	328,378

Net Cash (Used) by Operating Activities	(108,314)	(665,797)

Cash Flows From Investing Activities:

Purchase of Equipment	(11,340)	(2,249)

Net Cash (Used) by Investing Activities	(11,340)	(2,249)

Cash Flows From Financing Activities:
Cash Overdraft	-	19,378
Notes Payable	30,000	174,916
Notes Payable Repayments	(245,000)	(20,184)
Line of Credit Advances (Repayments)	357,500	398,000
Loans Payable - Officers	-	29,730
Proceeds from the sale of Common Stock	-	62,500

Net Cash Provided by Financing Activities	142,500	664,340

Net Change in Cash	22,845	(3,706)

Cash and Cash Equivalents - Beginning	4,009	3,706

Cash and Cash Equivalents - Ending	$26,854	$-

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Financing Transactions:
Warrants Issued With Debt	$-	$66,555
Conversion of Indebtedness for Equity	$580,384	$40,000

The accompanying notes are an integral part of these statements

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of Secured Financial Network, Inc. and our subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the nine month periods ended September 30, 2010 and September 30, 2009, the Company had realized a net income of $175,271 and a net loss of $899,485 respectively and has a stockholders’ deficit of $3,912,974 as of September 30, 2010. As of September 30, 2010 the Company had $26,854 in cash. As stated by our auditors in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2009, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing but cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern.

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

Stock-Based Employee Compensation

The Company has adopted the Financial Accounting Standards Board (“FASB”) guidelines that require companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying these FASB guidelines approximated $57,500 in compensation expense during the nine months ended September 30, 2010.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Business and Credit Concentration

The Company purchases the majority of its products for resale from one supplier. As of September 30, 2010, the Company’s outstanding balance to this supplier was $348,234. The loss of this supplier could have a material adverse effect upon its business for a short-term period of time.

Net Loss Per Share

The Company has adopted the FASB guidance regarding standards for the computation, presentation and disclosure of earnings per share. The warrants and stock options excluded from the earnings per share calculations total 5,585,000, as the inclusion of such warrants and options would be anti-dilutive during 2009. As of September 30, 2010 there were 85,000 warrants with exercise prices with dilutive effects to effectively increase such shares outstanding by 7,727 shares. In addition the Company has convertible debt which may be converted into shares and warrants and once the number of warrants is determined, we will determine if the inclusion of such warrants would be anti-dilutive, if so, such warrants would be excluded from the computation of earnings per share for 2009. As of September 30, 2010 the dilutive effects of the convertible debt would be to issue an additional 392,046 shares of common stock.

Accounting Estimates

Management uses estimates and assumptions in preparing the Company’s consolidated financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were used. The reserves on the Company’s related party receivables could change in the near future. There are currently related party receivables consisting solely of cash advances made for travel and business related expenses.

Fair Value of Financial Instruments

The Company has adopted the FASB guidelines regarding the estimate of the fair value of all financial instruments included on its balance sheet as of September 30, 2010. The Company considers the carrying value of accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded notes payable, derivative and liquidating liabilities on the secured convertible notes, largely as a result of the undercapitalization of the Company.

Recent Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been deemed not relevant, and as a result the adoption of these other new accounting pronouncement is not expected to have any impact once adopted.

Reclassifications

Certain reclassifications to the numbers have been made to the prior periods for presentation purposes.

NOTE 2 - ACCRUED LIABILITIES

The accrued liabilities consisted of the following:

	September 30,	December 31,
	2010	2009
Accrued Other	$-	$1,800
Interest	$1,135,485	$1,216,882
Payroll	$55,000	$67,751
Payroll Taxes	$6,050	$7,453
Total	$1,196,535	$1,293,886

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(unaudited)

NOTE 3 - NOTES PAYABLE

Investor Notes Payable in Default

During 2005 the Company issued short-term notes (average 90-days) with a specific rate of return to acquire funds to invest in high yield activities (e.g. container financing/investment). As of September 30, 2010, the Company’s short-term notes payable relating to its previous container financing business total $1,259,000. The Company has also accrued $1,117,112 interest on these notes as of September 30, 2010. Most of these notes are in default and are accruing interest at the rate of 18% per annum. The Company also has $136,000 of long-term notes payable relating to its previous container financing business. These notes carry no interest. The Company is current with its payments on these long-term notes.

Convertible Notes Payable

On March 12, 2010 the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $30,000. Terms of the note are interest at 8% per annum and the note matures on December 15, 2010. If the note remains unpaid after 6 months from the issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 58% of the “trading price” as described in the Note. The proceeds from this loan were used for both the purchase of inventory as well as Company operations. Since September 30, 2010, Asher Enterprises, Inc. has completely converted the entire principal and interest due and payable under this note. The details of the specific conversions are detailed in the Subsequent Event section of this report.

Lines of Credit

During April 2008, the Company entered into a $500,000 line of credit with Commercial Holding, AG and amended in December 2008 to increase such line of credit to $700,000. Terms of the line of credit include interest payable at the rate of 10% per annum and repayment of principal by December 31, 2009, as amended. As part of the agreement dated April 29, 2008, Commercial Holding, AG agreed to assume $172,700 worth of notes previously owed by the Company to another creditor. This amount represents all of the borrowings by the Company from this other creditor in 2008. As additional consideration to Commercial Holding AG for entering into the line of credit, the Company agreed to immediately issue to Commercial Holding AG 2,000,000 shares of Rule 144 restricted Company common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share. Such equity issuances have been valued at $59,284 and expensed as interest in 2008, as the original maturity date of the original line of credit was December 2008. As consideration for the December 2008 amendment to the line of credit another 2,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share were issued. Interest expense of $8,263 was recorded and attributed to the December 2008 equity issuances in 2008, with another $139,724 recorded as deferred financing costs to be amortized through December 2009. As of June 29, 2010 the Company had used the entire $700,000 credit line and had a principal balance due on the credit line of $1,275,583.56 and interest owing on the credit line of $159,785.42. On June 30, 2010, the Company agreed to exchange $425,583.56 of principal balance due on the credit line for 4,479,827 shares of restricted common stock equating to a price of $.095 per share. This exchange of debt for equity reduced the principal amount owing and payable on the Commercial Holding, AG line of credit to $850,000. This line of credit is now due and payable on December 31, 2012. As of September 30, 2010 the outstanding balance due on this credit line was $852,000.

During June 2010, the Company entered into line of credit with HEB, LLC with an initial credit limit of $400,000. Interest on outstanding balances will accrue at the rate of 14% per annum. This line of credit is due and payable on December 31, 2012. As of September 30, 2010 the outstanding balance due on this credit line was $243,000.

NOTE 4 - DERIVATIVE AND LIQUIDATING LIABILITIES

Asher Enterprises $30,000 Convertible Note

In March 2010, the Company issued a $30,000 convertible note, convertible into shares of common stock at 58% of the then market price of the common stock.

The fair value of the total derivative liabilities of $73,993 relating to the Asher Enterprises, Inc. March 2010 note as of September 30, 2010 is attributed to the convertible note conversion factor of 58% of market. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the March 2010 Asher convertible note agreement executed as follows;

Convertible Note into Shares
Market Price of Stock	$0.055
Exercise Price	$0.032
Term	Full Year
Volatility	207%
Risk Free Rate	1.27%
Number of Shares Assumed Issuable	1,730,408

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(unaudited)

NOTE 5 - EQUITY TRANSACTIONS

Common Stock

During the nine months ending September 30, 2010 the following equity transactions occurred:

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

On June 11, 2010, the Company issued to Asher Enterprises, Inc. 288,461 shares of its free trading common stock in response to a conversion notice. The conversion notice was recognized as per the terms of the $45,000 convertible note that the Company entered into with Asher Enterprises, Inc. in December 2009. The shares issued reduced the principal amount due under the note by $7,500. These shares were issued at a price of $.026 per share.

On June 29, 2010, the Company issued to Asher Enterprises, Inc. 192,308 shares of its free trading common stock in response to a conversion notice. The conversion notice was recognized as per the terms of the $45,000 convertible note that the Company entered into with Asher Enterprises, Inc. in December 2009. The shares issued further reduced the principal amount due under the note by $5,000. These shares were issued at a price of $.026 per share.

On June 30, 2010, the Company issued to HEB, LLC 1,136,842 shares of its restricted common stock. These shares were issued in exchange for, and the retirement of, $108,000 of outstanding debt due to HEB, LLC under two unpaid notes that it had with the Company. These shares were issued at a price of $.095 per share.

On June 30, 2010, the Company issued to Commercial Holding, AG 4,479,827 shares of its restricted common stock. These shares were issued in exchange for $425,584 of principal and interest due on the Company’s credit line with Commercial Holding, AG. These shares were issued at a price of $.095 per share.

On July 29, 2010, the Company issued to Asher Enterprises, Inc. 265,957 shares of its free trading common stock in response to a conversion notice. The conversion notice was recognized as per the terms of the $45,000 convertible note that the Company entered into with Asher Enterprises, Inc. in December 2009. The shares issued further reduced the principal amount due under the note by $7,500. These shares were issued at a price of $.028 per share.

On August 4, 2010, the Company issued to Asher Enterprises, Inc. 265,957 shares of its free trading common stock in response to a conversion notice. The conversion notice was recognized as per the terms of the $45,000 convertible note that the Company entered into with Asher Enterprises, Inc. in December 2009. The shares further issued reduced the principal amount due under the note by $7,500. These shares were issued at a price of $.028 per share.

On August 10, 2010, the Company issued to Asher Enterprises, Inc. 178,891 shares of its free trading common stock in response to a conversion notice. The conversion notice was recognized as per the terms of the $45,000 convertible note that the Company entered into with Asher Enterprises, Inc. in December 2009. The shares further issued reduced the principal amount due under the note by $6,000. These shares were issued at a price of $.034 per share.

On August 16, 2010, the Company issued to Asher Enterprises, Inc. 166,667 shares of its free trading common stock in response to a conversion notice. The conversion notice was recognized as per the terms of the $45,000 convertible note that the Company entered into with Asher Enterprises, Inc. in December 2009. The shares issued further reduced the principal amount due under the note by $6,000. These shares were issued at a price of $.036 per share.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(unaudited)

NOTE 5 - EQUITY TRANSACTIONS - continued

On August 16,, 2010 we issued 500,000 shares of our common stock to Michael Fasci, an officer of our company, relating to the renewal of an employment contract. These shares were valued at the sum of $30,000 and were valued at $.06.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On August 24, 2010, the Company issued to Asher Enterprises, Inc. 187,179 shares of its free trading common stock in response to a conversion notice. The conversion notice was recognized as per the terms of the $45,000 convertible note that the Company entered into with Asher Enterprises, Inc. in December 2009. The shares issued further reduced the principal amount due under the note by $5,500, satisfying the note in full, and also included $1,800 of interest due on the note. These shares were issued at a price of $.039 per share.

A summary of the activity of warrants issued as of September 30, 2010 as follows:

			Weighted Average
	Warrants		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2009	10,705,000	10,705,000	$.21	$.21
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	(5,120,000)	(5,120,000)	-	-
Balance – September 30, 2010	5,585,000	5,585,000	$.14	$.14

The following table summarizes information about stock warrants outstanding and exercisable at September 30, 2010:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.05 to $.09	1,085,000	1.90	$.06	1,085,000
$.10 to $.49	4,500,000	3.43	$.15	4,500,000

NOTE 6 - OTHER INCOME

Other income primarily include one-time gains of $211,316 from the sale of the Envoii license, a one-time gain of $129,787 from the forgiveness of interest by two lenders due under notes and as a result of the settlement of a note payable a one-time gain of $535,785, which was comprised of $57,500, $166,439 of accrued interest and $311,845 of derivative and liquidating liabilities eliminated due to the related convertible debt instrument being retired.

NOTE 7 - SUBSEQUENT EVENTS

We have evaluated for disclosure purposes subsequent events.

On October 5, 2010, the Company issued to Asher Enterprises 229,885 shares of its free trading common stock in response to a conversion notice. The conversion notice was recognized as per the terms of the $30,000 convertible note that the Company entered into with Asher Enterprises in March, 2010. The shares issued reduced the principal amount due under the note by $6,000. These shares were issued at a price of $.026 per share.

On October 13, 2010 the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $50,000. Terms of the note are repayment of 150% of the principal amount from the date of the note up to 180 days after the date of the note. The note is due and payable on July 15, 2011. If the note remains unpaid at any time after the issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 61% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

On October 15, 2010, the Company issued to Asher Enterprises, Inc. 256,849 shares of its free trading common stock in response to a conversion notice. The conversion notice was recognized as per the terms of the $30,000 convertible note that the Company entered into with Asher Enterprises in March, 2010. The shares issued further reduced the principal amount due under the note by $7,500. These shares were issued at a price of $.029 per share.

On October 27, 2010, the Company issued to Asher Enterprises, Inc. 383,142 shares of its free trading common stock in response to a conversion notice. The conversion notice was recognized as per the terms of the $30,000 convertible note that the Company entered into with Asher Enterprises in March, 2010. The shares issued further reduced the principal amount due under the note by $10,000. These shares were issued at a price of $.026 per share.

On October 29, 2010, the Company issued to Blue Bamboo HK, Inc. 500,000 shares of its restricted common stock to satisfy in full the $25,000 balance due Blue Bamboo HK, Inc. relating to the Company’s purchase of its Payment Gateway in November of 2009. These shares were issued at a price of $.05 per share.

On November 3, 2010, the Company issued to Asher Enterprises, Inc. 295,019 shares of its free trading common stock in response to a conversion notice. The conversion notice was recognized as per the terms of the $30,000 convertible note that the Company entered into with Asher Enterprises, Inc. in March, 2010. The shares issued further reduced the principal amount due under the note by $6,500, satisfying the note in full, and also included $1,200 worth of interest due on the note. These shares were issued at a price of $.026

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

Overview

We are a valued added provider of payment transaction processing platforms and equipment marketed to and utilized by traditional “brick and mortar”, and Internet e-commerce merchants and those using mobile or wireless devices to conduct business. We operate through our wholly owned subsidiary RFN.  Our Company websites are www.securedfinancialnetwork.com and www.redfinnet.com..

RFN markets its products and services through the branded name RedFin Network.  These products and services today include:

Blue Bamboo H-50 Wireless all-in-one transaction terminal
Blue Bamboo P-25 printer and printer card reader device
Blue Bamboo Blue Box table pay restaurant solution
Blue Bamboo PCI Compliant and Visa certified Payment Gateway
RedFin Sidebar QuickBooks® interface
Redfin Windows® based Desk-top Terminal
HIOPOS Retail and Hospitality touch-screen register

All of the transaction products are integrated with the Payment Gateway, which connects merchants utilizing IP based terminals and wireless devices using Bluetooth, Ethernet, and GPRS to acquiring processors and banks for approval or denial of credit and debit card charges.  To date the Redfin Network has integrated and certified 15 processing platforms.

The RedFin Payment Gateway, servicing over 4,500 merchants today is a customized credit/debit card-processing platform serving as the connection between the customers at point-of-sale to the financial networks for the acceptance of card payment by merchants.  Third party providers in compliance with financial institutions process most card transactions worldwide.  The Payment Gateway processes all credit card types, which include Visa, MasterCard, American Express, Discover, JCB, and EBT through transaction terminals, virtual terminals, and wireless mobile devices.  The Payment Gateway received its PCI/DSS Compliance in October 2008 and is listed on the Visa’s approved Payment Gateway list as of March 2010.  Redfin just completed is PCI/DSS Compliance audit for its annual renewal for 2011.

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

The Blue Bamboo Products and Redfin Payment Gateway are marketed today through 147 non-exclusive reseller agreements with ISO’S (Independent Sales Organizations) and VAR’s (Value Added Resellers) selling products and merchant services to end customers throughout the U.S.  Revenue is generated through sales of terminal products, by monthly data plans required to operate wireless products, licensing fees for software and per transaction fees charged for each transaction passing through the Payment Gateway to end acquiring processors such as Vital, Global all First Data Networks, Paymentech, Heartland, Valutec and others already integrated with the Payment Gateway.  All Internet merchants, certain brick and mortar merchants using IP based transaction terminals, and mobile wireless transaction devices require a gateway to pass transactions from their customer’s use of a payment form to the acquiring bank/processor.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Overview - continued

The Payment Gateway is also re-branded for other large associations requiring their own name recognition by the ISO/Merchant customer base. We currently provide private labeling of the Payment Gateway for 25 transaction-processing providers.

In late 2009 RedFin became a preferred vendor of Chase Paymentech for direct sale and deployment of Blue Bamboo products operating on the Redfin Network to its customers requiring wireless products and services.  The Company has expanded its relationship with Chase to include all of Chase’s internal sales offices in the U.S.  Orders for Redfin equipment and services have more than doubled since the 1st quarter and continued growth is projected through 2011.

During 2010 RedFin has delivered nearly 2000 Blue Bamboo P-25 printer/card readers to Arvato Services, provider of logistic services to Intuit for their Go-Payment mobile transaction platform.  In addition, RFN during became the provider of the same printer/card reader for Aircharge, a Pipeline Data Company, providing a mobile platform for processing through all major cell phones.   The Company continues to receive orders from both companies and expects orders to grow quarter after quarter in 2010 and beyond

In May of 2010 Redfin became the exclusive distributor for ICG Software, based in Spain, of its HIOPOS point-of-sale retail and hospitality touch screen register system.  The HIOPOS is exclusively integrated with the Redfin Payment Gateway (www.hiopos.us) and will be sold through our current reseller group.

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

Redfin in November 2009 entered into Agreement to purchase the Payment Gateway owned by Blue Bamboo USA, Inc. and has completed this transaction.  Redfin also entered into hosting agreement with ZZ Servers, operator of a very dynamic gateway hosting facility allowing for 99.9% up time for transaction processing with internal and geographic redundancy in case of power outage or natural disaster.

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

Results of Operation for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009 and the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

We generate revenues from the sale of the Blue Bamboo wireless terminals, our recurring monthly data plans and sales of our RedFin Gateway transaction platform.  Our revenue increased approximately 112% and approximately 108%, respectively, in the three months and nine months ended September 30, 2010 compared to the same periods in 2009. The increase in sales was attributable to the sales of our Blue Bamboo wireless terminals, the associated product accessories, and the sales of the data plans required to operate the terminals.

Our cost of goods sold includes the payment processing terminals we sell as well as the recurring expenses to maintain the service to the terminals. Our cost of goods also includes our labor expenses to administer the gateway as well as the monthly licensing fees associated with maintaining and operating our payment gateway. Our cost of goods sold as a percentage of revenues was approximately 67% for the three months ended September 30, 2010 as compared to approximately 78% for the comparable period in 2009, and approximately 67% for the nine months ended September 30, 2010 as compared to 83% for the nine months ended September 30, 2009.  The decrease in our cost of goods sold as a percentage of revenues in the 2010 periods as compared to the 2009 periods reflects our increased sales of product combined with a more cost efficient use of our people and assets to create those sales. Another factor that is positively impacting our cost of goods sold is the purchase of Blue Bamboo USA in the fourth quarter of 2009. This acquisition has significantly lowered the monthly cost of operating and maintaining out payment gateway.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Results of Operation for the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009 and the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009 - continued

Total operating expenses for the three and nine months ended September 30, 2010 decreased approximately 18% and 9% respectively in each period from the comparable periods in 2009, and included the following:

●
administrative expenses, which include rent, salaries and general overhead costs, increased approximately 19% and approximately 27%, respectively, for the three and nine months ended September 30, 2010 from the comparable periods in 2009 as a result of increased staffing and administrative expenses due to increased sales. We anticipate that administrative expenses may continue to increase in the final three months of 2010 as additional sales and support staff are brought on board to handle our increased sales,

●
Depreciation and amortization expenses increased in the third quarter of 2010 and was primarily impacted by the amortization of our purchase of Blue Bamboo USA as well as the depreciation costs associated with the development of certain company software products,

●
professional and consulting fees, which include sales and marketing consultants as well as investor relations services, decreased approximately 68% and approximately 61%, respectively, in the three and nine months ended September 30, 2010 from the comparable periods in 2009 as a result of performing a greater percentage of the professional and consulting work in house as revenues increase and hiring of additional staff when possible. We anticipate that professional and consulting fees should continue to decrease during the balance of 2010, and

●
Interest expense decreased approximately 49% in the third quarter of 2010 and approximately 32% for the nine months ended September 30, 2010 from the comparable periods in 2009. Both of these decreases were primarily due to non-recurring deferred financing fees, interest charges, and the amortization of fees relating to borrowings in 2009 that were not incurred in 2010.

On September 30, 2010 the Company paid off the Secured Convertible Promissory Note with the Nutmeg Group, LLC. Terms of this payment resulted in the forgiveness of $57,500 in principal, forgiveness of $166,439 of accrued interest, and the extinguishment of $311,845 in derivative and liquidating liabilities. As a result, we recognized a one-time non-cash gain in the third quarter of 2010 in the amount of $535,785 on this transaction.  Other income for both the three and nine months ending September 30, 2010 primarily include one-time gains in the second quarter of $211,316 from the sale of the Envoii license as well as a one-time gain of $129,787 from the forgiveness of interest  by two lenders due under notes and the $535,785 sum recognized in the third quarter.

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

Net income for the three months ended September 30, 2010 was $346,427 compared to a net loss of $(297,875) for the comparable period in 2009, and our net income for the nine months ended September 30, 2010 of $175,271 was an improvement of $1,074,756 over the net loss of $(899,485) from the comparable period in 2009. The decrease in the net loss was attributable to increased sales of products and services and also a one-time non-cash gain in the second quarter of $211,316 due to the sale of the Company’s Envoii license for which was an impairment reserve was taken in a previous period and also $129,787 relating to the elimination of previously accrued interest on two notes that was voluntarily forfeited. A one-time non cash gain of $535,785 was also taken in the third quarter of 2010 relating to the successful renegotiation and payoff of the convertible notes with the Nutmeg Group, LLC. This third quarter gain was comprised of $57,500 in principal debt reduction, $166,439 in forfeited interest, and $311,845 in the extinguishment of derivative and liquidated liabilities.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company's needs for cash.  At September 30, 2010 we had a cash of $26,854 and working capital deficit of $3,861,088 as compared to cash on hand of $4,009 and a working capital deficit of $4,830,598 at December 31, 2009. On June 23, 2010 the Company entered into a credit line agreement with H.E.B. LLC in the amount of $400,000. As of September 30, 2010 the principal amount owed under this line was $243,000. Outstanding balances on this line of credit will accrue at 14% per annum. This credit line also becomes due on December 31, 2012.  As described earlier in this report, we used a portion of the availability under this credit line to satisfy obligations under the Nutmeg Note.

We had total assets of $315,737 at September 30, 2010 as compared to $625,957 at December 31, 2009. This overall decrease in total assets is primarily due to decreases in our inventory and accounts receivable as we sell our inventory and increase our accounts receivable collection efficiency. The value of necessary inventory on hand decreased during the quarter as the speed of delivery from our supplier has increased. Whenever possible we ship directly from our supplier to our customers reducing expensive inventory as well as freight costs. We had total liabilities of $4,228,710 at September 30, 2010 as compared to $5,352,085 at December 31, 2009 which reflects decreases in all categories of liabilities including amounts due under accounts payable, notes payable, accrued expenses, derivative and liquidating liabilities, our lines of credit, and our secured convertible notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Liquidity and Capital Resources - continued

At September 30, 2010 our current assets decreased approximately $289,865 from December 31, 2009 and included increases in cash of $22,845, accounts receivable of $9,499, and employee advances of $5,834, and also decreases in inventory of $313,837, and prepaid expenses of $14,206.  Our customary terms offered our customers are payment prior to shipment. Most of our sales transactions are pre-paid by credit card or ACH. We anticipate inventory levels to remain steady through the end of the year.  At September 30, 2010 we had employee advances of $5,834 which have been advanced for travel and operational expenses. We expect this balance to fall upon the submission of timely filed expense reports.

At September 30, 2010 our current liabilities decreased approximately $1,259,375 from December 31, 2009, and consisted primarily of decreases in amounts due under our lines of credit ($68,084), notes payable ($486,186), accounts payable ($97,676), and derivative and liquidating liabilities ($374,078). There was also a one-time reduction in short-term liabilities from reclassifying $136,000 of short-term notes payable to long-term notes payable as this debt was renegotiated in the second quarter of 2010.

At September 30, 2010, we had $1,453,000 of notes payable which includes:

●
$1,259,000 principal amount of short-term notes (Container Financing Notes) issued in 2005, averaging 90 days, with a specific rate of return to acquire funds to invest in high yield activities.  At September 30, 2010 there is unpaid interest due and accruing in the amount of $1,117,112 on these notes, all of which are in default and accruing interest at 18% per annum,

●	$136,000 principal amount of long-term notes (Container Financing Notes) issued in 2005. These notes mature in various dates in 2012 and 2015. These notes carry no interest.

●
$30,000 principal amount of 8% note to Asher Enterprises, Inc. which was due on December 15, 2010. At September 30, 2010 there is unpaid interest due and accruing in the amount of $1,328.  Subsequently, between October 2010 and November 2010 the note holder converted the principal amount under the note together with $1,200 of interest under the note into an aggregate of 1,164,895 shares of our common stock, thereby satisfying the note in full,

●	$25,000 principal amount of a non-interest bearing note due October 2010 payable in shares of our common stock valued at the then fair market value or cash to Blue Bamboo HK relating to the purchase of our payment gateway, Subsequent to September 30, 2010 this note has been completely satisfied by the issuance of 500,000 shares of the Company’s restricted common stock.

●	$3,000 principal amount of a non-interest bearing deposit due to a customer of RedFin. These funds are held as a deposit against future gateway services to be rendered, and $954 principal amount of non-interest bearing notes due to officers of our company.

We do not have any commitments for capital expenditures.   We do not have sufficient working capital to fund our ongoing operations and satisfy our debt obligations absent a significant increase in our revenues.  While we were able to establish a new $400,000 credit line with H.E.B., LLC in June 2010 and significantly reduce other outstanding debt through the issuance of equity, our sources of cash are the availability of funds under the H.E.B., LLC line of credit and cash on hand. This credit line matures on December 31, 2012.

The amount owed Commercial Holding, AG at September 30, 2010 under our credit line is $852,000.  This credit line matures on December 31, 2012. In the event we should fail to pay the interest or principal when due under the Commercial Holding, AG line of credit which would result in an event of default, or if any other events should occur which would otherwise result in an event of default under the agreement, the amounts due under the credit line would become immediately due and payable.  If we were unable to pay these amounts, the lender could seek to foreclose on the assets of our subsidiary which represents substantially all of our operations.

Our sources of working capital are limited to our cash on hand and availability under the H.E.B., LLC credit line.  We continue reply on short terms loans to fund our daily operations and to meet payroll. As sales have increased the demand to borrow additional funds is decreasing. We continue to work with a number of potential lenders to provide funding for both operations and product inventory. There is no assurance that we will be able to obtain funds at favorable terms to us, if at all. In addition, under the terms of the Asher Enterprises, Inc. $50,000 note entered into in October 2010, we have granted the lender a right of first refusal for future offerings as well as anti-dilution rights which could adversely impact our results of operations in future periods if triggered.  As described elsewhere herein, we do not have sufficient funds to pay our outstanding debt obligations which are approximately $4,228,710 at September 30, 2010. We will need to raise capital to satisfy our debt obligations.  If we are unable to raise the necessary capital, we could be forced to curtail some or all of our operations and it is likely that investors would lose their entire investment in our company.

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

Under the supervision and with the participation of our management, including Jeffrey Schultz, our Chief Executive Officer, and Michael Fasci, our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are not effective such that the information relating to us required to be disclosed in our reports that are filed with the Securities and Exchange Commission (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, during the preparation of the report management was made aware of certain disclosures in 2009 that while made, were not made on a timely basis under the Exchange Act. To remediate this material weakness in disclosure controls and procedures, we are implementing enhanced practices to ensure that all transactions that may potentially fall under the disclosure rules are reported in a timely fashion.  While we have made improvement in these practices during the three months ended September 30, 2010, these improvements did not impact our internal control over financial reporting and we have not completed all necessary remedial actions.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Not applicable to smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 29, 2010, the Company issued to Asher Enterprises, Inc. 265,957 shares of its common stock upon the conversion of $7,500 of the principal amount of a $45,000 convertible note that the Company entered into with Asher Enterprises, Inc. in December 2009.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 (the “Securities Act”) in reliance on an exemption provided by Section 3(a) (9) of that act.

On August 4, 2010, the Company issued to Asher Enterprises, Inc. 265,957 shares of its common stock upon the conversion of $7,500 principal amount of the $45,000 convertible note that the Company entered into with Asher Enterprises, Inc. in December 2009. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a) (9) of that act.

On August 10, 2010, the Company issued to Asher Enterprises, Inc. 178,891 shares of its common stock upon the conversion of $6,000 of principal amount of the $45,000 convertible note that the Company entered into with Asher Enterprises, Inc. in December 2009. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a) (9) of that act.

On August 16, 2010, the Company issued to Asher Enterprises, Inc. 166,667 shares of its common stock upon the conversion of $6,000 principal amount of the $45,000 convertible note that the Company entered into with Asher Enterprises, Inc. in December 2009. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a) (9) of that act.

On August 24, 2010, the Company issued to Asher Enterprises, Inc. 187,179 shares of its common stock upon the conversion of $5,500 principal amount and $1,800 of interest due under the $45,000 convertible note that the Company entered into with Asher Enterprises, Inc. in December 2009. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a) (9) of that act.

On October 5, 2010, the Company issued to Asher Enterprises 229,885 shares of its common stock upon the conversion of $6,000 principal amount of the $30,000 convertible note that the Company entered into with Asher Enterprises in March, 2010. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a) (9) of that act.

On October 15, 2010, the Company issued to Asher Enterprises, Inc. 256,849 shares of its common stock upon the conversion of $7,500 principal amount of the $30,000 convertible note that the Company entered into with Asher Enterprises in March, 2010. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a) (9) of that act.

On October 27, 2010, the Company issued to Asher Enterprises, Inc. 383,142 shares of its common stock upon conversion of $10,000 principal amount of the $30,000 convertible note that the Company entered into with Asher Enterprises in March, 2010. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a) (9) of that act.

On October 29, 2010, the Company issued to Blue Bamboo HK, Inc. 500,000 shares of its restricted common stock to satisfy in full the $25,000 balance due Blue Bamboo HK, Inc. relating to the Company’s purchase of its Payment Gateway in November of 2009. These shares were issued at a price of $.05 per share.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - continued

On November 3, 2010, the Company issued to Asher Enterprises, Inc. 295,019 shares of its common stock upon conversion of $6,500 principal amount and $1,200 of interest due under the $30,000 convertible note that the Company entered into with Asher Enterprises, Inc. in March, 2010. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a) (9) of that act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

On October 13, 2010 borrowed $50,000 from Asher Enterprises, Inc. under a principal amount Convertible Promissory Note which is due on July 15, 2011.  Under the terms of the note, interest is payable at 8% per annum.  We have the right to prepay the note during the first 180 days of the term at 150% of the principal amount of the note plus any accrued and unpaid interest.  We have agreed to certain negative covenants while the note is outstanding, including, but not limited to, we agreed not to borrow any additional amounts while the note is outstanding without the lender’s prior consent.  In addition, we granted the lender a 12 month right of first refusal for future offerings of our securities.

The note is convertible at any time at the option of the lender into shares of our common stock at a variable conversion price of 61% of the market value of our common stock calculated at the average of the lowest three trading price for the 10 trading days prior to the date of the conversion notice.  The exercise price is subject to adjustment if at any time we issue or sell any shares of our common stock, including the granting of options (excluding employee stock option plans), warrants or other rights to acquire common stock, or the issuance of any other securities which are convertible into shares of our common stock, at a price less than the then conversion price per share.  In that event, the conversion price would adjust to such lower amount.  The note is not convertible to the extent that (i) the number of shares of our common stock beneficially owned by the lender and its affiliates and (ii) the number of shares of our common stock issuable upon the conversion of the note would result in the beneficial ownership the lender of more than 4.99% of our then outstanding common stock. This ownership limitation can be waived by the lender upon 61 days notice to us.

There were no finder’s fee or commissions paid and no other concessions given at issuance. We paid the lender’s counsel $3,000 for document preparation.  The purchaser was an accredited or otherwise sophisticated investor who had such knowledge and experience in business matters and was capable of evaluating the merits and risks of the prospective investment in our securities. The recipient had access to business and financial information concerning our company. The issuance was exempt for registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

Item 6.	Exhibits.

Exhibit No.	Description

10.20	Securities Purchase Agreement dated October 13, 2010 with Asher Enterprises, Inc.*

10.21	Asher Enterprises, Inc. $50,000 Convertible Note dated October 13, 2010*

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *

32.1	Section 1350 certification of Chief Executive Officer *

32.2	Section 1350 certification of Chief Financial Officer *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.

Date: November 17, 2010	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: President, CEO

Date: November 17, 2010	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer