Form 10-K
period 2010-12-31
SECURED FINANCIAL NETWORK, INC.
filed 2011-03-30
CIK 1100394

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________

Commission file number: 000-28457

SECURED FINANCIAL NETWORK, INC.
(Exact name of registrant as specified in its charter)

Nevada	86-0955239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 W. Cypress Creek Rd, Suite 411, Ft. Lauderdale, FL	33309
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	954-769-1335

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not applicable

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes     ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $2,770,028 on June 30, 2010.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. 66,515,552 shares of common stock are issued and outstanding as of March 23, 2011.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to implement our business plan and generate revenues, our ability to raise sufficient capital to fund our operations and pay our obligations as they become due, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report, including the risks described in Item 1A. - Risk Factors, in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Secured Financial", "we"", "our", the "Company" and similar terms refer to Secured Financial Network, Inc, a Nevada corporation, and its wholly-owned subsidiaries RedFin Network, Inc., a Florida corporation formerly known as Virtual Payment Solutions, Inc., “RFN”, or “RedFin Network”, and Blue Bamboo USA, Inc. a Florida corporation.  In addition, when used herein and unless specifically set forth to the contrary, “fiscal 2010” refers to the year ended December 31, 2010 and “fiscal 2009” refers to the year ended December 31, 2009.  The information which appears on our websites at www.securedfinancialnetwork.com and www.redfinnet.com is not part of this report.

PART I

ITEM 1.                BUSINESS.

Overview

We are a valued added provider of payment transaction processing platforms and equipment marketed to and utilized by traditional “brick and mortar”, and Internet e-commerce merchants and those using mobile or wireless devices to conduct business. We operate through our wholly owned subsidiary RFN.  Our Company websites are www.securedfinancialnetwork.com and www.redfinnet.com.

RFN markets its products and services through the branded name RedFin Network.  These products and services today include:

Blue Bamboo® H-25 Wireless all-in-one transaction terminal
Blue Bamboo® P-25 printer and printer card reader device
Blue Bamboo® Blue Box table pay restaurant solution
Redfin PCI Compliant and Visa certified Payment Gateway
RedFin Sidebar QuickBooks interface
Redfin Desktop Terminal
HIOPOS® Point-Of-Sale retail and hospitality system

All of the transaction hardware is integrated with the Redfin Payment Gateway, which connects merchants utilizing IP based terminals and wireless devices using Bluetooth, Ethernet, and GPRS to acquiring processors and banks for approval or denial of credit card, debit card, and ACH charges.

The RedFin Payment Gateway, servicing over 5,000 merchants today, is a customized credit/debit card-processing platform serving as the connection between the customers at point-of-sale to the financial networks for the acceptance of card payment by merchants.  Third party providers, in compliance with financial institutions, process most card transactions worldwide.  The Payment Gateway processes all credit card types, which include Visa, MasterCard, American Express, Discover, JCB, and EBT through transaction terminals, virtual terminals, and wireless mobile devices.  The Blue Bamboo Payment Gateway received its PCI/DSS Compliance in October 2008. The Payment Gateway is now listed under the Redfin Network name on the Visa’s approved Payment Gateway list as of March 2011 after Redfin completed its purchase of the gateway from Blue Bamboo in October of 2010.

ITEM 1.                BUSINESS. - continued

The Payment Card Industry / Data Security Standard (“The PCI/DSS Standard”) was developed by the major credit card associations as a guideline to help organizations that process card payments prevent credit card fraud, cracking and various other security vulnerabilities and threats. A company processing, storing, or transmitting payment card data must be PCI compliant or risk losing their ability to process credit card payments and being audited and/or fined by the Visa/MasterCard Association. Merchants and payment card service providers must validate their compliance periodically. RedFin is required to perform an annual audit. The next audit is due to be completed by October 31, 2011

The Blue Bamboo products and Redfin Payment Gateway are marketed through 150 non-exclusive reseller agreements with ISO’S (independent sales organizations) and VAR’s (value added resellers) selling products and merchant services to end customers throughout the U.S.  Revenue is generated through sales of terminal products, by monthly data plans required to operate wireless products, licensing fees for software and per transaction fees charged for each transaction passing through the Payment Gateway to end acquiring processors such as Vital, Global all First Data Networks, Paymentech, Heartland, Valutec and others already integrated with the Payment Gateway.  All Internet merchants, certain brick and mortar merchants using IP based transaction terminals, and mobile wireless transaction devices require a gateway to pass transactions from their customer’s use of a payment form to the acquiring bank/processor.

The Redfin Payment Gateway is re-branded for other large associations requiring their own name recognition by the ISO/Merchant customer base.  Currently we private label the Payment Gateway for our customers Snap Pay, Blackstone Merchant Services, Prospay, TX Direct, Ellamate, Charge Card systems, Diversified Check Solutions and Versatile Pay to name a few.

In late 2009 RedFin became a preferred vendor of Chase Paymentech for deployment of Blue Bamboo products operating on the Redfin Network, through Chase’s 300 agent internal networks in Dallas and Phoenix and banking agents nationwide.

Through 2010 RedFin delivered over 2000 Blue Bamboo P-25 printer/card readers to Arvato Services, provider of logistic services to Intuit for their Go-Payment mobile transaction platform.  In addition, RFN during 2009 became the provider of the same printer/card reader for Aircharge, a Pipeline Data Company, providing a mobile platform for processing through all major cell phones.   The Company continues to receive orders from both companies and expects orders to grow in 2011.

The Payment Gateway has incorporated a shopping cart emulator, which allows Internet merchants currently using other competitive payment gateways to integrate with the RedFin Network in a quick and efficient manner without disruption of their business.  The shopping cart emulator has integrated the top 120 carts currently used by Internet merchants.

Redfin has developed Windows based software for its Blue Bamboo P-25 printer and card-reader for use with PC’s allowing for processing of credit/debit card, check, ACH, Check21 transactions.  It has also developed the RedFin Sidebar allowing merchants to directly interface the RedFin Payment Gateway with QuickBooks.

Redfin, under a hosting agreement with ZZ Servers, built out a gateway hosting facility allowing for 99.9% up time for transaction processing with internal and geographic redundancy in case of power outage or natural disaster.

The Company will continue its objective to keep a low cost efficient overhead by outsourcing warehousing, hosting, customer and technical support, while controlling all product deployment internally.  All Level 1 and 2 customer service related questions have also been outsourced to Card Group with a 24/7 resolution of customer trouble tickets in less than 15 minutes.  Level 3 technical support is provided after hours by Power-It-Up.

Principal Suppliers

The Company entered into an agreement for the distribution of all products manufactured by Blue Bamboo HK in the U.S.A. and Canada This includes the sale of Blue Bamboo HK’s H50 POS terminals and its P25 and P25-M printers for a term expiring in January 31, 2014 and HIOPOS manufactured in Spain by ICG Software for 12 month periods based on mutually agreed to purchasing levels.

Sales and Marketing

The Company has displayed and marketed its various products and services at the ETA (Electronic Transaction Association), the Western Acquirers Show, and Southeast Acquirers Show during 2010.   As a result of our marketing, the Company has signed on 150 ISO’s (Independent Sales Organizations) to resell its products and services in the Americas recently. The Company employs a full-time marketing director.  The Company intends to continue to present its products in as many venues as it can within the constraints of available funds.  It will seek to continue to aggressively solicit and grow its numbers of IOS and VAR resellers in the US during 2011.

The Company has a mutual oral understanding with Blue Bamboo HK that it will forward all sales leads and direct orders in the Americas, generated by Blue Bamboo’s websites and advertising, to Redfin.

ITEM 1.                BUSINESS. - continued

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

Competition

The Company faces significant competition in the marketplace from payment gateways in operation for the past 10 years such as Authorized.net, a company recently acquired by Cybersource which was acquired by Visa in 2010.  Authorized represents transaction volume from approximately 190,000 Internet merchants.   Additional gateway competitors include EFS Net, Secure Pay, LinkPoint and others.  The Company is seeking to position itself in a niche market by providing high volume merchants a very competitive pricing model per transaction, excellent gateway technology, superior customer service, and features not available from other gateway’s such as merchant terminal integration, ACH, and recurring billing, to name a few. Currently, there are in excess of 5 million Internet merchants with nearly 5,000 new ones opening on a daily basis requiring a shopping cart and payment gateway. (Statistics gathered from SIC Code Info and the Green Sheet, an industry trade source).

The marketplace for wireless merchant terminals is comprised of approximately six major companies, including Verifone, Way Systems, and Hypercom.  The Company believes it will be successful in marketing the Blue Bamboo wireless merchant terminal product line based on its cost to end users.  It is nearly 40% less than the competitor’s product’s, which do not include features such as Pin Debit and Check Guarantee/Verification.  The terminals are ready to use out of the box because of the integration with the RedFin Network Gateway.  In addition, there is approximately 2.3 million mobile merchants in the U.S. with less than 10% of these merchants having a wireless payment method installed. (Statistics gathered from SIC Code info and Green Sheet).

Most of our competitors are well-established companies and have substantially greater financial resources than we have.  There are no assurances we will ever effectively compete in our target market.

 Employees

As of March 23, 2011 the Company had 10 employees.

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

 In October 2007, we formed a wholly owned subsidiary, RedFin Network, Inc. (formerly known as Virtual Payment Solutions, Inc.), a Florida corporation. All payment processing and Payment Gateway business is performed within our RFN subsidiary.

ITEM 1A.             RISK FACTORS.

An investment in our common stock involves a significant degree of risk. You should not invest in our common stock unless you can afford to lose your entire investment. You should consider carefully the following risk factors and other information in this annual report before deciding to invest in our common stock.  If any of the following risks and uncertainties develops into actual events, our business, financial condition or results of operations could be materially adversely affected and you could lose your entire investment in our company.

We have not operated profitably since inception, have a working capital deficit and there are no assurances we will ever generate revenues or profits.

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the near future.   Revenues for fiscal 2010 increased approximately 106% from fiscal 2009.  For fiscal 2009 we reported a net loss of $1,377,157.  During fiscal 2009 cash used in operations was $885,323, and at December 31, 2009 we had a working capital deficit of $4,830,598 and an accumulated deficit of $9,154,150.  For fiscal 2010 our net income was $2,291,661 which is primarily attributable to other income of $3,244,823 related to the one-time write off of certain investor notes in accordance with the Florida statute of limitations. In fiscal 2010, our loss before this one time gain was $953,163.  During fiscal 2010 cash used in operations was $204,020, and at December 31, 2010 we had working capital deficit of $569,753 and an accumulated deficit of $6,862,490.  At December 31, 2010 we had a cash overdraft of $8,992.  There is no assurance that we will be able to fully implement our business model, generate any future revenues or operate profitably in the future. Our failure to generate substantial revenues and achieve profitable operations in future periods will adversely affect our ability to continue as a going concern.  If we should be unable to continue as a going concern, you could lose all of your investment in our company.

We will need additional financing which we may not be able to obtain on acceptable terms.  If we cannot raise additional capital as needed, our ability to execute our business plan and grow our company will be in jeopardy.

Capital is needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary for the effective implementation of our business plan.  Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses.  On December 31, 2010, we had a cash overdraft of $8,992 and have insufficient working capital to fund our existing operating expenses for the next 12 months.  In addition, we have approximately $2,001,903 of debt which is due or will become due in 2012 and we do not have the funds to pay these obligations.  We will need to raise additional capital to fund the future growth of our company, including continued investment in growing our customer base and our development of new promotional campaigns as well as product development.  We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the size of our company and the current uncertainties in the capital markets.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us.  If we do not raise funds as needed, our ability to continue to implement our business model is in jeopardy and we may never be able to achieve profitable operations.  In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Our auditors have raised substantial doubts about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements at December 31, 2010 raises substantial doubts about our ability to continue as a going concern based our losses since inception.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described above, we believe our current working capital is insufficient to sustain our current operations for the next 12 months and we will need to raise additional working capital for marketing expenses as well as product development in order to continue to implement our business model.  If our estimates as to the insufficiency of these funds is correct, in addition to raising capital to fund the continued implementation of our business model we will also need to raise funds to pay our operating expenses.  If such funds are not available to us as needed, we may be forced to curtail our growth plans and our ability to grow our company will be in jeopardy.  In such event, we may not be able to continue as a going concern.

Our primary assets serve as collateral under a line of credit.  If we should default on this obligation, the holder could foreclose on our assets and we would be unable to continue our business and operations.

We have granted the lender under the line of credit a security interest in the stock of our RedFin subsidiary and all of its assets.  These assets represent substantially all of our operations.  If we should default under the repayment provisions of this obligation, the lender could seek to foreclose on these assets in an effort to seek repayment under the obligation. If the lender was successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected.   In such an event we would be forced to cease operations.

We have $50,000 principal amount of convertible debt that could be converted into Company stock

Certain of our outstanding securities are considered derivative liabilities. We have recognized non-cash income and losses in fiscal 2006 through fiscal 2010, which have had a material effect on our financial statements.

ITEM 1A.             RISK FACTORS. - continued

In connection with the issuance of the $50,000 Asher Enterprises promissory note in October 2010, we granted a subsequent financing conversion reset right. The conversion reset is considered an embedded conversion feature pursuant to the accounting guidance. As described in Note 6 to the financial statements which are included elsewhere in this annual report, the application of the accounting guidance on our financial statements for fiscal 2005 through fiscal 2010 is significant. While these income items are non-cash transactions, in each of the years the application of the accounting standard had a dramatic impact on our net loss. This derivative liability has materially adversely impacted our working capital. While we cannot predict the impact of this accounting standard on our financial statement in future periods as the income/expense calculation is based upon a current market value of our common stock, it is likely that it will have similar impacts on our financial statement in future periods.

We are materially reliant on two principal suppliers for our products, Blue Bamboo HK and ICG.

Because resale of products from these two primary suppliers represents a significant portion of our revenue, presently we are materially dependent upon our relationship with both Blue Bamboo HK and ICG.  In the event of a loss of one or both of these suppliers we would need to replace them. Should we not be able to immediately replace them, it could result in a substantial decrease in our revenues which would adversely impact our ability to continue as a going concern.

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

We depend on a single customer for a significant portion of our revenues.

We received 18% of our net revenue for 2010 from a single customer.  We do not have a long term agreement with this customer and the loss of that customer or a material change in the revenue or gross profit generated by that customer could have a material adverse impact on our business, results of operations and financial condition in future periods.

Any interruption in the hosting services for our payment gateway will adversely impact our revenues in future periods.

We are dependent upon the hosting services provided to us by ZZ Servers which has built out our gateway hosting facility.  These services are provided to us under a month-to-month agreement.  While we do not expect any disruption in this arrangement, if the current agreement was to terminate for any reason, it is possible that we could experience a disruption in our gateway hosting facilities for up to 90 days while we replace this vendor with a comparable alternative.  If that should occur, our results of operations and liquidity in future periods could be adversely impacted during the transition period and beyond.

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

ITEM 2.                PROPERTIES.

Our principal executive offices are located in approximately 3,000 square feet of office space that we lease from an unrelated third party for approximately $4,000 per month under a lease agreement expiring in March 2016.

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

January 1, 2010 to December 31, 2010	High	Low
First quarter	$0.10	$0.06
Second quarter	0.07	0.04
Third quarter	0.10	0.05
Fourth quarter	0.07	0.04

January 1, 2009 to December 31, 2009	High	Low
First quarter	$0.17	$0.04
Second quarter	0.12	0.07
Third quarter	0.13	0.07
Fourth quarter	0.12	0.07

On March 23, 2011 the last sale price of our common stock as reported on the OTC Bulletin Board was $0.0575 per share. As of March 23, 2011 we had 66,515,552 shares of common stock outstanding, held by approximately 210 shareholders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On December 31, 2010 we issued an aggregate of 750,000 shares of our stock to Mr. Jeffrey Schultz, our Chief Executive Officer, as additional compensation in connection with the renewal of an employment contract and for his services as a member of our Board of Directors. These shares were valued at $37,500. Mr. Schultz is an accredited investor and the issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

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

Overview

The Company is a valued added provider of payment transaction processing platforms and equipment marketed to and utilized by traditional “brick and mortar”, and Internet e-commerce merchants and those using mobile or wireless devices to conduct business. We operate through our wholly owned subsidiary RedFin.

The Company generates revenues from the sale of the Blue Bamboo HK wireless terminals, HioPOS point-of-sale hardware, and the fees generated from the recurring monthly data plans. RedFin also generates revenues from its Payment Gateway transaction platform.

The Company significantly increased its sales again in 2010 as a result of increased business generated by its relationships with Chase Paymentech, Aircharge, and Intuit.

The Company has not yet achieved the ability to sustain its operations solely through its sales and as a result we will need additional funding to maintain and grow our operations. Management anticipates achieving a “cash-flow-positive” status in 2011.

Funding our operations has, and continues to be, our biggest challenge. However, as our sales grow and our products achieve greater exposure in the industry, we anticipate that our ability to raise funds based on our achievements will become easier.

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have incurred net losses each year since inception and have relied on the sale of our securities from time to time and loans from third parties to fund our operations.  These recurring operating losses have led our independent registered public accounting firm Sherb & Co, LLP to include a statement in its audit report relating to ours audited consolidated financial statements for the years ended December 31, 2010 and 2009 expressing substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future.  We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed.  There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

Results of Operation for Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues for 2010 increased approximately 106% from 2009.  The increase reflects the Company’s ability to execute its business plan in 2010 made possible by the funds made available to us via our credit line, together with increased sales generated by its relationships with Chase Paymentech, Aircharge, and Intuit.

Our cost of goods sold includes the payment processing terminals we sell as well as the recurring expenses to maintain the service to the terminals. Our cost of goods also includes the monthly fees associated with maintaining and operating our payment gateway.  In 2010 our cost of goods sold as a percentage of revenue was approximately 68% as compared to approximately 83% in 2009.  The decrease in our cost of goods sold in 2010 as compared to 2009 reflects the Company’s increased purchasing of inventory to generate significantly higher revenues in 2010 compared to 2009.

Total operating expenses for 2010 increased approximately $77,502, or approximately 7%, from 2009, and included increases in:

•              administrative expenses, which includes rent, salaries and general overhead costs, increased approximately 24% in 2010 as compared to 2009. An increase in staffing and administrative support in 2010 to enable our increased sales effort accounted for the majority of these expenses.  In 2010 we included an allowance for doubtful accounts of $7,000. We anticipate that administrative expenses in 2011 will continue to grow, but at as lesser percentage of sales than seen in 2010.

•              depreciation increased approximately 232% in 2010 from 2009 which reflects the increase in the purchase and subsequent depreciation of equipment. Also, an increase in amortization expense in 2010 in the amount of $9,417, or approximately 122%, relating to the purchase of Blue Bamboo USA.

ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

These increases were offset by decreases in:

•              professional and consulting fees, which includes sales and marketing consultants as well as investor relations services, decreased approximately 59% in 2010 as compared to 2009. This reduction is primarily due to the Company’s continuing efforts to reduce the use of outside contractors and hire and develop the needed skills from within. We anticipate that professional and consulting fees in 2011 will not significantly increase from 2010 levels.

•              derivative and liquating expense (income) of approximately $88,924 related to our secured convertible notes which reflects the reduction of principal amount of convertible debt.

•              interest expense decreased approximately 42% in 2010 as compared to 2009 which reflects the Company’s ongoing efforts to reduce debt.

We reported other income of $3,244,823 in 2010 which represents $130,611 in interest forgiveness, $211,316 for the sale of a previously written off asset, $535,784 in the settlement of debt with a convertible note holder, and $2,367,112 as a write-off of certain short-term notes based on the five-year statute of limitations under Chapter 717 of the Florida Statute.  All of these income items are one-time non-cash items.

Net income in 2010 was $2,291,661 compared to a net loss of ($1,377,157) for 2009. The decrease in loss was primarily attributable to the other income previously described, the reduction in derivative and liquidating liabilities associated with our convertible debt taken during 2010 compared to 2009 and the increase in sales and the associated profits.

Although the Company expects to generate increased revenues in 2011, due to sales of its wireless terminals and gateway transaction revenue, the Company expects to continue to incur losses at least through the first half of 2011, and there can be no assurance that the Company will achieve or maintain profitability in the successive periods, or generate increased revenue or sustain future growth.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company's needs for cash.  At December 31, 2010 we had cash overdraft of $8,992 and working capital deficit of $569,753 as compared to cash on hand of $4,009 and a working capital deficit of $4,830,598 at December 31, 2009.

The Company had total assets of $299,019 at December 31, 2010, compared to $625,957 at December 31, 2009. This overall decrease in total assets is primarily due to a decrease in our on hand inventory. The Company does not have the funds to maintain a large on hand inventory however our “just in time” delivery of products from our suppliers have made the need for on-hand inventory much less necessary than it was in 2009. The Company had total liabilities of $2,001,903 at the end of 2010, compared to $5,352,085 at 2009.

At December 31, 2010 our current assets decreased approximately $324,337, from December 31, 2010 and included increases in accounts receivable of $28,200 and advances of $13,479 to our employees for travel and similar expenses to be incurred on our behalf of the Company. They were offset by reductions in cash of $4009, prepaid expenses of $10,544, and inventory of $351,463.

Our customary terms offered our customers are payment prior to shipment. Most of our sales transactions are pre-paid by credit card or ACH. The inventory decrease in 2010 reflects the current decision of management to use a certain amount of sales proceeds to reduce debt and the associated interest expense rather than the replenishment of on hand inventory.

At December 31, 2010 our current liabilities decreased approximately $4,585,182 from December 31, 2009, and included increases in cash overdraft of $8,992 and deposits payable of $21,902 offset by decreases in accounts payable of $30,089, notes payable of $1,573,663, accrued expenses of $1,249,410, derivative and liquidating liabilities of $333,597, our lines of credit by $18,084, and secured convertible notes by $312,232. In 2010 we renegotiated $1,235,000 of our lines of credit and certain notes payable from short term obligations to long term obligations also reducing our current liabilities.

At December 31, 2010, we had $99,291 of short term notes payable which includes $50,000 principal amount of 8% convertible notes, a $3,291 of a non-interest bearing note due an office of the company, and $46,000 of non-interest bearing notes

On October 13, 2010, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $50,000. Terms of the note are nine months and the note carries an 8% interest rate per annum, compounded annually. If the note remains unpaid after nine months from the issue date, the holder has the option to convert the principal and accrued interest into shares of our common stock at a conversion price equal to 61% of the “trading price” as described in the note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Finally, at December 31, 2010 our balance sheet reflects $1,145,000 due under our lines of credit.  We currently have lines of credit of $850,000 with Commercial Holding, AG bearing an interest rate of 7% per annum, and $400,000 with HEB, LLC. bearing an interest rate of 7% per annum. Both of these lines of credit become due and payable December 31, 2012.  As of December 31, 2010, we have outstanding balances of $902,000 in principal and $15,233 in accrued interest with Commercial Holding, AG and, $243,000 in principal and $7,342 in accrued interest with HEB, LLC.

We do not have any commitments for any significant capital expenditures.  Our sources of cash are the availability of funds under our lines of credit and cash on hand.  As described elsewhere herein, we do not have sufficient funds to pay our ongoing operating expenses, or to pay our outstanding debt obligations which are approximately $2,001,903.  We also need approximately $500,000 of additional working capital to fund our ongoing operations.  In addition, in the event we should fail to pay the interest under the line of credit which would result in an event of default, or if any other events should occur which would otherwise result in an event of default under the agreement, the amounts due under the credit line would become immediately due and payable.  If we were unable to pay these amounts, the lender could seek to foreclose on the assets of our subsidiary which represents substantially all of our operations.

We have no current agreements, arrangements, or understanding for such needed capital and there are no assurances we will be successful in raising the funds as necessary.  We face a number of obstacles in our attempts to raise capital, including our limited but increasing revenues, losses from operations, existing debt levels, the terms of the line of credit and secured convertible notes, illiquidity of the capital markets in general and the generally illiquid nature of our common stock among others.  In the event we do not receive approximately $100,000 by June 2011, we may have to reduce or curtail certain operations.  If we do not raise capital as necessary it is unlikely we will be able to continue as a going concern in which event stockholders could lose their entire investment in our company.

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

Income Tax Recognition of Deferred Tax Items

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  Significant management judgment is required in determining our deferred tax assets and liabilities. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to an amount that it believes is more likely than not to be realized.  As of December 31, 2010 and 2009 we are fully reserved for our deferred tax assets.

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

Recent Accounting Pronouncements

 All new accounting pronouncements issued but not yet effective have been deemed not relevant, as a result the adoption of these new accounting pronouncement is not expected to have any impact once adopted.

ITEM 7A.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are contained in pages F-1 through F-19, which appear at the end of this annual report.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.             CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our senior management, consisting of Jeffrey Schultz, our Chief Executive Officer and Michael Fasci, our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

ITEM 9A.             CONTROLS AND PROCEDURES - continued

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Securities Exchange Act of 1934 Rule 13a-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

                    •                   pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

                    •                   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

                    •                   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our management concluded that as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting. There were changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting. During the fourth quarter the Company hired additional accounting staff to support increased sales volume. Additionally, the Company has hired staff to perform routine internal audits on credit card processing and invoicing to insure quality control and accuracy.

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

Names of Current Executive Officers and Directors	Age	Position	Date of Appointment
Jeffrey L. Schultz	60	Director / CEO / President	January 19, 2005
Michael Fasci	52	Director / CFO *	January 19, 2006

 *Appointed CFO August 1, 2006

Jeffrey L. Schultz is President/CEO/Director, most recently served as Vice President of Sales and Marketing for InteleTech Corporation from January through November of 2004. From July of 2002 until December of 2003 Mr. Schultz acted as a consultant to various companies involved in the plastic printing and card issuance industries. From February of 2001 until July of 2002 Mr. Schultz was Director of Business Development for Continental Plastic Card Co. coordinating the financial and sales restructuring of the company and setting in motion a business plan for 2002, which made Continental Plastic profitable.

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Continental Plastic was in the top 10 plastic card printers in the USA. Prior to 2001 Mr. Schultz was the President of Strategic Funding, Inc. that since its inception in 1996 had been instrumental in providing consulting to various private and public companies and raised in excess of $20 million in capital. From 1990 until 1996 Mr. Schultz was the founder, an officer, and director of Aqua Care Systems, Inc., a manufacture of residential, commercial, industrial, and wastewater treatment plants. Aqua Care Systems became a public company in October 1993 after a successful NASDAQ offering. Mr. Schultz graduated with a B.A. Degree from Wayne State University in Detroit, Michigan in 1972.

Michael E. Fasci Sr. EA, is the founder, president, and CEO of Process Engineering Services, Inc., which has its principal executive offices located in East Freetown, MA. Process Engineering Services, Inc. designs and manufactures pollution recovery equipment primarily for the manufacturing industry with clients worldwide. In 1997, Mr. Fasci qualified for, and currently maintains Enrolled Agent status with the Internal Revenue Service. He also has developed a financial consulting and tax practice that serves primarily corporate clients. Mr. Fasci also currently owns and manages a number of other small businesses. Mr. Fasci has previously served on the Board of Directors of other publicly traded companies. He has successfully served in capacities including Chairman, President, CFO, and Audit Committee Chairman.

Mr. Fasci devotes approximately 90% of his time to our business and affairs.

Director Fees

We currently do not have an established plan to pay director fees to our directors. We may compensate our directors at a reasonable fee to be determined for meetings attended.  The following table provides information regarding the compensation of our directors for 2010.

	Director Compensation
Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)1	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)

Jeffrey L Schultz	0	12,500	0	0	0	0	12,500
Michael E. Fasci	0	13,750	0	0	0	0	13,750

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

A copy of our Code of Business Conduct and Ethics was previously filed as an exhibit to our 2009 Form 10-K report.  In addition, we will provide a copy, without charge, to any person desiring a copy of the Code of Business Conduct and Ethics, by written request to us at our principal offices at 1500 W. Cypress Creek Road, Suite 411, Ft. Lauderdale, FL 33309 Attention: Corporate Secretary.

Director Qualifications, Committees of our Board of Directors and the Role of our Board in Risk Oversight

Given the size of our operations and our limited resources, we believe that Mr. Schultz and Mr. Fasci are each a good fit for our current needs with respect to the size and experience of our Board of Directors. We view both Mr. Schultz’s experience as a consultant to various companies involved in the plastic printing and card issuance industries as well as his experience in assisting companies in raising capital as important factors in our determination that he should serve as a member of our Board.  We also view Mr. Fasci’s professional experience in operating businesses as well as his financial consulting and tax practice that serves primarily corporate clients as important factors in our determination that he should serve as a member of our Board of Directors.

ITEM 10.              DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Both members of our Board of Directors are executive officers of our company.  The business and operations of our company are managed by these individuals, including the oversight of all risks, such as operational and liquidity risks that our company faces.  Because we do not have any independent members of our Board of Directors, our Board may not be exercising its risk management oversight responsibilities to the level that a Board comprised of an independent Chairman and a majority of independent directors might.

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during 2010 and Forms 5 and amendments thereto furnished to us with respect to 2010, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during 2010 except as follows:

•	Mr. Schultz failed to timely file one Form 4 reporting two purchases of our common stock,
•	Mr. Fasci failed to timely file two Form 4s reporting three purchases of our common stock, and
•
Mr. James Stuckert, a principal stockholder of our company, failed to timely file 28 Form 4s reporting 46 purchases of our common stock in which he has either a direct or indirect beneficial ownership interest.

All of the foregoing forms have subsequently been filed by the reporting persons.  We have reminded these reporting persons of the need to ensure the timely compliance with their obligations under Section 16(a) of the Exchange Act.

ITEM 11.              EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2010. The value attributable to any option awards is computed in accordance with the accounting guidance.
SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jeffrey L. Schultz (1)	2010	130,000	0	25,000	0	0	0	1,800	156,800
	2009	130,000	0	60,000	0	0	0	1,800	191,800

Michael E. Fasci (2)	2010	90,000	0	43,750	0	0	0	1,800	135,550
	2009	80,000	0	40,000	0	0	0	1,800	128,800

(1)           Mr. Schultz has served as our Chief Executive Officer since the Company’s inception in January of 2005. During fiscal 2009 and 2010 we granted Mr. Schultz stock awards in accordance with his employment agreement. At December 31, 2010 we owed Mr. Schultz $4,000 in accrued but unpaid compensation pursuant to the terms of his employment agreement.   Mr. Schultz’s compensation excludes director fees.

(2)           Mr. Fasci has served as our Chief Financial Officer since August 1, 2006. During fiscal 2009 and 2010 we granted Mr. Fasci stock awards in accordance with his employment agreement.

Employment Agreements and narrative regarding executive compensation

On October 1, 2009 we entered into a three year Employment Agreement with Mr. Jeffrey Schultz to serve as our President and Chief Executive Officer.  Under the terms of the agreement as compensation for his services we pay Mr. Schultz an annual salary of $130,000.  We also issued him 500,000 shares of our common stock in 2009 valued at $60,000 and 500,000 shares of common stock in 2010 valued at $25,000. He is also entitled to a monthly car allowance of $300.00.  He is also entitled to receive medical, dental and ophthalmic benefits for Mr. Schultz and his family upon the same basis as may be made available to our other employees as well as four weeks of paid vacation.  We may terminate the agreement for cause, or in the event of his death or disability.  In the event we should terminate Mr. Schultz for any reason other than for cause during the term of the agreement we are obligated to pay him the balance of any salary due during the three year term, benefits and car allowance as a severance.  Should we terminate the agreement for cause, should he terminate the agreement for any reason or in the event of his disability, he is not entitled to any severance benefits.  In the event of his death during the term of the agreement, his estate is to receive two months severance benefits and the cash value of any unused vacation.  The agreement contains customary confidentiality, non-circumvention and invention assignment clauses

Effective August 1, 2010 we entered into an Employment Agreement with Mr. Michael Fasci to serve as our Chief Financial Officer.  This agreement replaced his prior employment agreement which had expired on July 31, 2010.  Under the terms of the three year agreement, as compensation for his services we pay Mr. Fasci an annual salary of $90,000.  We also issued him 500,000 shares of our common stock valued at $30,000. He is also entitled to a monthly car allowance of $300.00.  He is also entitled to receive medical, dental and ophthalmic benefits for Mr. Fasci and his family upon the same basis as may be made available to our other employees as well as four weeks of paid vacation.  We may terminate the agreement for cause, or in the event of his death or disability.  In the event we should terminate Mr. Fasci for any reason other than for cause during the term of the agreement we are obligated to pay him three months salary, benefits and car allowance as a severance.  Should we terminate the agreement for cause, should he terminate the agreement for any reason or in the event of his disability, he is not entitled to any severance benefits.  In the event of his death during the term of the agreement, his estate is to receive two months' severance benefits and the cash value of any unused vacation.  The agreement contains customary confidentiality, non-circumvention and invention assignment clauses.

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

ITEM 11.              EXECUTIVE COMPENSATION. - continued

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2010:

OPTION AWARDS						STOCK AWARDS

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

JeffreyL. Schultz	0	0	0			0	0	0	0
	0	0	0			0	0	0	0

Michael E. Fasci	0	0	0			0	0	0	0
	0	0	0			0	0	0	0

2004 Employees/Consultants Common Stock Compensation Plan

Our 2004 Employees/Consultants Stock Compensation Plan was established on August 3, 2004, effective August 3, 2004, to amend and restate the Company's 2003 Employees/Consultants Stock Compensation Plan, to offer directors, officers and selected key employees, advisors and consultants an opportunity to acquire a proprietary interest in the success of the Company to receive compensation, or to increase such interest, by purchasing Shares of the Company's common stock.  We have reserved up to 10,000,000 shares of our common stock for issuance under the 2004 Plan.  The Plan provides both for the direct award or sale of Shares and for the grant of Options to purchase Shares.  Options granted under the Plan may include non-statutory options, as well as ISOs intended to qualify under section 422 of the Code. The Plan is intended to comply in all respects with Rule 16.3 (or its successor) under the Exchange Act and shall be construed accordingly. At December 31, 2010 we have no outstanding options under the 2004 Plan to purchase shares of our common stock.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 23, 2011 we had 66,515,552 shares of common stock issued and outstanding.  The following table sets forth information known to us as of March 23, 2011 relating to the beneficial ownership of shares of our common stock by:

▪            each person who is known by us to be the beneficial owner of more than 5% of our outstanding common stock;
▪            each director;
▪            each named executive officer; and
▪            all named executive officers and directors as a group.

Unless otherwise indicated, the business address of each person listed is in care of the Company at 1500 W. Cypress Creek Road, Suite 411, Ft. Lauderdale, FL 33309.  The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on that date and all shares of our common stock issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. - continued

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class

Jeffrey L. Schultz	8,270,334	12.4%

Michael E. Fasci (2)	5,119,211	7.7%
All officers and directors as a group (two persons)	13,389,545	20.1%

James W. Stuckert 500 W. Jefferson Street Louisville, KY 40202 (3)	21,050,000	31.7%

Commercial Holding, AG
325 Main Street Suite 240 Lexington, KY 40507	7,128,959	10.7%

HEB, LLC 777 Main Street Suite 3100 Fort Worth, TX 76102	5,852,792	8.8%

(1)            Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise noted, such person has sole voting, investment, ad dispositive power.

(2)           The number of shares beneficially owned by Mr. Fasci includes:

•            3,866,920 shares of common stock held by Mr. Fasci,
•           1,252,291 shares of common stock held of record by Process Engineering Services, Inc., Inc., a company owned by Mr. Fasci and over which he holds voting and dispositive control,

(3)           Share amounts are based on written confirmation to the Company from the shareholder.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2010:

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

(1)           Represents shares available for issuance under our 2004 Employees/Consultants Common Stock Compensation Plan

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On December 6, 2010, Mr. Michael Fasci, our Chief Financial Officer, loaned us $3,291 for working capital. This loan is non-interest bearing and is due on demand.

Director independence

Neither of our directors is “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for 2010 and 2009.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2010 and 2009.

	2010	2009

Audit Fees	$33,625	$30,540
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$33,625	$30,540

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2010 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Certificate of Incorporation (1)
3.3	Bylaws (1)
4.1	Promissory Note in the principal amount of $100,000 to T Squared Investments, LLC dated May 1, 2009 (8)
4.2	Form of Common Stock Purchase Warrant issued to T Squared Investments, LLC (8)
4.3	Form of Option granted to Flaggler Communications Group (8)
10.1	Jeffrey Schultz Employment Agreement (9)
10.2	David Rappa Employment Agreement (9)
10.3	2004 Employees/Consultants Common Stock Compensation Plan (2)
10.4	Michael Fasci Employment Agreement (3)
10.5	Commercial Holding AG - $200,000 Line of Credit Extension Agreement Dated 12/10/08 (7)
10.6	The Nutmeg Group LLC - Shares for Accumulated Interest Agreement dated 12/31/08 (7)
10.7	The Nutmeg Group LLC - Convertible Note Amendment dated 2/27/2009 (7)
10.8	Asher Enterprises, Inc. – $45,000 Convertible Promissory Note dated 12/4/2009 (9)
10.9	Asher Enterprises, Inc. – $30,000 Convertible Promissory Note dated 3/12/2010 (10)
10.10	Asher Enterprises, Inc. – $50,000 Convertible Promissory Note dated 10/13/10 *
10.11	Asher Enterprises, Inc. – $50,000 Convertible Promissory Note dated 2/23/11 *
10.12	Miller Goulding Note dated 3/15/09 (4)
10.13	Cypress Commons LLC Office Lease *
10.14	Commercial Holding AG – Credit & Loan Agreement Dated 4/7/08 (6)
10.15	Commercial Holding AG – Security Agreement Dated 4/7/08 (6)
10.16	Form of Consulting Agreement with DMS Consulting, LLC (8)
10.17	Form of Consulting Agreement with Flagler Communications Group dated May 1, 2009 (8)
14.1	Code of Ethics (7)
31.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14 *
31.2	Certificate of Chief Financial Officer as Required by Rule 13a-14(a)/15d-14 *
32.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code *
32.2	Certificate of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code *

*           Filed herewith.

(1)	Incorporated by reference to the Form 10SB12G - SEC File No. 000-28457 as filed on December 10, 1999.
(2)	Incorporated by reference to the Form S-8 - SEC File No. 333-118027 filed on August 9, 2004.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2008.
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2009.
(5)	Incorporated by reference to the Quarterly Report on Form 10-QSB for the period ended September 30, 2007.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2008.
(7)	Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2008.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2009.
(9)	Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2009.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.

Date: March 30, 2011	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2011	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: Director, President, Chief Executive Officer, principal executive officer

Date: March 30, 2011	By:	/s/ Michael E. Fasci
Michael E. Fasci
Title: Director, Chief Financial Officer, principal financial and accounting officer

Secured Financial Network, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Secured Financial Network, Inc.

We have audited the accompanying consolidated balance sheets of Secured Financial Network, Inc. as of December 31,   2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and cash flows for each of the years ended December 31, 2010 and 2009, in conformity with generally accepted accounting principles in the United States.

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

/s/ Sherb & Co., LLP
SHERB & CO, LLP Certified Public Accountants

New York, New York
March 30, 2011

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,

	2010	2009

CURRENT ASSETS
Cash	$-	$4,009
Accounts Receivable, Net	88,419	60,219
Employee Advances	13,479	-
Inventory	90,469	441,932
Prepaid Expenses	4,783	15,327

Total Current Assets	197,150	521,487

FURNITURE AND EQUIPMENT (NET)	13,806	21,928

OTHER ASSETS
Refundable Deposits	24,165	5,170
Intangible, Net	63,899	77,373

Total Other Assets	88,064	82,543

TOTAL ASSETS	$299,019	$625,957

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash Overdraft	$8,992	$-
Accounts Payable	477,769	507,858
Deposits Payable	21,902	-
Notes Payable	99,291	1,626,954
Accrued Expenses	44,476	1,293,886
Derivative and Liquidating Liabilities	114,474	448,071
Lines of Credit	-	1,163,084
Secured Convertible Notes	-	312,232

Total Current Liabilities	766,903	5,352,085

LONG TERM LIABILITIES
Lines of Credit	1,145,000	-
Notes Payable	90,000	-

Total Long Term Liabilities	1,235,000	-

STOCKHOLDERS' DEFICIT
Common Stock authorized is 100,000,000
shares at $0.001 par value. Issued and
outstanding on December 31, 2010 is 66,265,552
and December 31, 2009 is 55,688,568 shares.	66,266	55,689
Additional Paid in Capital	5,093,341	4,372,334
Accumulated Deficit	(6,862,490)	(9,154,150)

Total Stockholders' Deficit	(1,702,884)	(4,726,128)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$299,019	$625,957

The accompanying notes are an integral part of these consolidated statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009

REVENUES
Sales	$1,683,519	$816,917

Cost of Goods Sold	1,150,177	674,045

Gross Profit	533,342	142,872

EXPENSES
Administrative Expenses	979,661	785,519
Professional and Consulting	98,262	241,892
Depreciation Expense	25,135	7,562
Amortization Expense	17,144	7,727

Total Operating Expenses	1,120,202	1,042,700

Net Loss from operations before other income (expense)	(586,860)	(899,828)

Other Income (expense)

Gain on write off and settlement of payables	3,244,823	75,867
Derivative and Liquidating Expense (Income)	21,752	110,676
Interest Expense	(388,055)	(663,873)

Total other income (expense)	2,878,520	(477,330)

Income (Loss) before Provision
for Income Taxes	2,291,661	(1,377,157)

Provision for Income Taxes	-	-

NET INCOME (LOSS)	$2,291,661	$(1,377,157)

Basic and Diluted
Net Income (Loss) per Common Share	$0.04	$(0.03)

Weighted Average Number of Shares
Common Shares Outstanding -
Basic	60,977,060	51,955,284
Diluted	62,762,774	51,955,284

The accompanying notes are an integral part of these consolidated statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2010 and 2009

	Common Stock				Total
		Par value $0.001	Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2008	49,624,379	$49,624	$3,855,341	$(7,776,993)	$(3,872,028)

Equity Issued for Cash	1,450,000	1,450	71,050		72,500

Equity Issued for Services	1,500,000	1,500	189,750		191,250

Equity Issued for Asset Purchase	750,000	750	59,250		60,000

Equity Issued to Retire Debt and Interest	2,364,189	2,364	130,388		132,752

Valuation of Beficial Conversion Feature			66,555		66,555
on Newly Issued Debt

Net (Loss)				(1,377,157)	(1,377,157)

Balance, December 31, 2009	55,688,568	55,689	4,372,334	(9,154,150)	(4,726,128)

Equity Issued for Services	1,750,000	1,750	93,250		95,000

Equity Issued to Retire Debt and Interest	8,826,984	8,827	627,757		636,584

Net Income				2,291,661	2,291,661

Balance, December 31, 2010	66,265,552	$66,266	$5,093,341	$(6,862,489)	$(1,702,884)

The accompanying notes are an integral part of these consolidated statements

SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
Cash Flows From Operating Activities:

Net Income (Loss)	$2,291,661	$(1,377,157)

Adjustments to Net Gain (Loss):

Gain on write-off / settlement of payables	(3,244,823)	-
Derivative and Liquidating Income (Expense)	(21,752)	(110,676)
Amortization of Deferred Financing Fees	-	139,724
Equity Issued for Services & Interest	98,000	191,250
Allowance for doubtful accounts	-	7,000
Depreciation	25,135	7,562
Amortization	17,144	7,727

Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:

Changes in Assets and Liabilities:
Prepaid Expense	10,543	(15,327)
Employee Advances	(13,479)	623
Customer Deposits	21,902	-
Refundable Deposits	(15,281)	-
Accounts Receivable	(28,200)	(16,145)
Inventory	351,463	(412,353)
Accrued Expenses	333,757	360,879
Accounts Payable	(30,089)	331,570

Net Cash (Used) by Operating Activities	(204,020)	(885,323)

Cash Flows From Investing Activities:

Furniture and Equipment	(17,013)	(17,249)
Intangibles	(3,670)	(25,100)
Security Deposit	(3,714)	-

Net Cash (Used) Provided by Investing Activities	(24,397)	(42,349)

Cash Flows From Financing Activities:

Sale of Common Stock	-	72,500
Cash Overdraft	8,992	-
Notes Payable Repayments	(254,000)	-
Notes Payable Additions	487,500	269,974
Line of Credit	(18,084)	585,500

Net Cash Provided by Financing Activities	224,408	927,974

Net Increase (Decrease)in Cash	(4,009)	302

Cash and Cash Equivalents - Beginning of Year	4,009	3,706

Cash and Cash Equivalents - End of Year	$0	$4,009

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$2,851	$-

Non-Cash Financing Transactions:
Shares Issued for Services	$95,000	$-
Shares Issued for Intangibles	$-	$60,000
Conversion of Indebtedness for Equity	$636,584	$132,752
Beneficial Conversion Feature	$-	$66,555

The accompanying notes are an integral part of these consolidated statements

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended December 31, 2010 and 2009, the Company has incurred net losses from operations of $(586,860) and $(899,828) respectively, and has a stockholders’ deficit of $1,702,884 as of December 31, 2010. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing but cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

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

Accounts Receivable and Revenue Recognition

Accounts Receivable

The Company estimates an allowance for doubtful accounts, sales returns and allowances based on historical trends and other criteria.  At December 31, 2010 there was a $7,000 allowances on trade receivables from product sales.  The same allowance was used in 2009.

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

Long Lived Assets

In August 2001, the FASB issued accounting guidance, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established new rules and clarifying implementation issues with the accounting guidance for “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” by allowing a probability weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity’s operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company believes that, at December 31, 2010 and 2009 there is no impairment to record for its long lived assets

Stock-Based Employee Compensation

The Company adopted the accounting guidance for “Share Based Payments.” This accounting guidance requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying this accounting guidance totaled $95,000 and $191,250 in compensation expense during the year ended December 31, 2010 and 2009, respectively.  Such amount is included general and administrative expenses on the statement of operations.

Business and Credit Concentration

The Company purchases its products for resale from two major suppliers. As of December 31, 2010 and 2009, the Company’s outstanding balance to these two suppliers was $410,113 and $442,772, respectively. The loss of one or both of these suppliers could have a material adverse effect upon its business for a short-term period of time.

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

Net Income (Loss) Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”). Accounting guidance for “Earnings Per Share” (“EPS”) that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. As of December 31, 2010 there is $50,000 of debt convertible at a price below market, resulting in 1,785,714 shares of stock to be issued, therefore there are dilutive effects of the common stock equivalents. As of December 31, 2009 due to the recorded net loss the common stock equivalents had no anti-dilutive effect, hence such common stock equivalents were excluded from the computation of earnings per share.

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

Fair Value of Financial Instruments

Pursuant to the accounting guidelines for “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2010 and 2009. The Company considers the carrying value of accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded notes payable, derivative and liquidating liabilities on the secured convertible notes, largely as a result of the undercapitalization of the Company.

Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the convertibles notes.. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The recorded value of all derivatives at December 31, 2010 and 2009 totaled $114,474 and $448,071, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At December 31, 2010 and 2009 derivatives were valued primarily using the Black-Scholes Option Pricing Model.

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

The fair value of our financial instruments at December 31, 2010 and 2009 follows:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – December 31, 2009	$-	$-	$448,071

Derivative securities – December 31, 2010	$-	$-	$114,474

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

All new accounting pronouncements issued but not yet effective have been deemed not relevant, as a result the adoption of these new accounting pronouncement is not expected to have any impact once adopted.

NOTE 2 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	Year Ending December 31,
Description	2010	2009
Office furniture and equipment	$32,641	$36,197
Less: accumulated depreciation	(18,835)	(14,270)
Property and equipment, net	$13,806	$21,928

Depreciation expense charged to operations totaled $5,816 and $7,562 in 2010 and 2009, respectively.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	Year Ending December 31,
	2010	2009
Accrued Other	$0	$1,800
Interest	$23,386	$1,216,882
Payroll	$19,000	$67,751
Payroll Taxes	$2,090	$7,453
	$44,476	$1,293,886

NOTE 4 - NOTES PAYABLE and NOTES RECEIVABLE

Convertible Note Payable

On October 13, 2010 the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $50,000. Terms of the note are interest at 8% per annum and the note matures in July, 2011. If the note remains unpaid after 9 months from the issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 61% of the “trading price” as described in the Note. The proceeds from this loan were used for both the purchase of inventory as well as Company operations.

Lines of Credit

During April 2008, the Company entered into a $500,000 line of credit with Commercial Holding, AG and amended in December 2008 to increase such line of credit to $700,000. Terms of the line of credit include interest payable at the rate of 10% per annum and repayment of principal by December 31, 2009, as amended. As part of the agreement dated April 29, 2008, Commercial Holding, AG agreed to assume $172,700 worth of notes previously owed by the Company to another creditor. This amount represents all of the borrowings by the Company from this other creditor in 2008. As additional consideration to Commercial Holding AG for entering into the line of credit, the Company agreed to immediately issue to Commercial Holding AG 2,000,000 shares of Rule 144 restricted Company common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share. Such equity issuances have been valued at $59,284 and expensed as interest in 2008, as the original maturity date of the original line of credit was December 2008. As consideration for the December 2008 amendment to the line of credit another 2,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share were issued. Interest expense of $8,263 was recorded and attributed to the December 2008 equity issuances in 2008, with another $139,724 recorded as deferred financing costs to be amortized through December 2009. As of June 29, 2010 the Company had used the entire $700,000 credit line and had a principal balance due on the credit line of $1,275,583.56 and interest owing on the credit line of $159,785.42. On June 30, 2010, the Company agreed to exchange $425,583.56 of principal balance due on the credit line for 4,479,827 shares of restricted common stock equating to a price of $.095 per share. This exchange of debt for equity reduced the principal amount owing and payable on the Commercial Holding, AG line of credit to $850,000. This line of credit is now due and payable on December 31, 2012. As of December 31, 2010 the outstanding balance due on this credit line was $902,000.

During June 2010, the Company entered into line of credit with HEB, LLC with an initial credit limit of $400,000. Interest on outstanding balances will accrue at the rate of 14% per annum. This line of credit is due and payable on December 31, 2012. As of December 31, 2010 the outstanding balance due on this credit line was $243,000.

Investor Notes Payable

During 2005 the Company issued seventeen (17) short-term notes (average 90-days) with a specific rate of return to acquire funds to invest in high yield activities (e.g. Container financing/investment). As of December 31, 2009, the Company’s short-term notes payable relating to its previous container financing business total $1,410,000. The Company has also accrued $1,071,560 interest on these notes. All seventeen Notes are in default and are accruing interest at the rate of 18% per annum.

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

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE and NOTES RECEIVABLE - continued

Investor Notes Payable - continued

As of December 31, 2010, the Company’s short-term notes payable relating to its previous container financing business total $1,259,000. The Company had also accrued $1,117,112 interest on these notes as of September 30, 2010.  In the three months ended December 31, 2010 the Company recorded a gain on write off of debt of $2,376,112.  The Company has recorded a write off of these short-term notes and related accrued interest during the three months ended December 31, 2010.  At December 31, 2010 the Company no longer reflects the liability represented by the short-term notes based on the five-year statute of limitations under Chapter 717 of the Florida Statutes.  However, there can be no assurances that some or all of the note holders may raise exceptions which would toll the statute of limitations based on the uncertainty of case law in this area and the particular factual circumstances applicable to such note holders.

There remains $136,000 of these notes payable which are subject to monthly payments of $3,000 through September of 2014. There was a net gain of $129,787 recorded on these notes subject to being repaid.

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

Secured Convertible Notes Payable

2006 Notes

During September and October 2006, (“Funding” dates) we issued in a private offering, $597,500 aggregate principal amount of secured convertible notes (“Convertible Notes”) with $400,000 due September 26, 2007, $100,000 due October 30, 2007, and $ 97,500 due October 31, 2007. $297,500 of these notes was modified in February 2009 and the due date was extended until December 31, 2009. The $297,500 notes are currently in default and the terms of the original notes have been reinstated as per the terms of the February 2009 modification.

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

The principal balance at December 31, 2009 due on these notes was $312,232. On September 30, 2010 these 2006 Notes were settled for in full for $175,000 hence a gain of $535,785.  That gain was comprised of forgiveness of $57,500 of principal and $166,440 of accrued interest, and the elimination of $311,845 of derivative and liquidating liabilities previously expensed relating to the note.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DERVATIVE AND LIQUIDATING LIABILITES

Nutmeg Notes

During the year ended 2007, the Company recognized derivative liabilities in the amount of $776,816 pursuant to EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock and $169,375 of liquidating damages liabilities pursuant to the accounting guidance for Accounting for Registration Payment Arrangements, all attributed to the terms of the Convertible Notes. A derivative liability was required to be recorded fundamentally due to the nature of the conversion terms, provide that the Company could potentially be in the position of delivering more shares than the Company has authorized to issue for the satisfaction of the conversion of the Convertible Notes and the exercise of the related warrants. Due to the nature of calculating the amount of warrants to issue and the exercise price, the Company is in the position of issuing another 10% more shares over the shares issued for the conversion of the Convertible Notes.

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

These Nutmeg Notes were refinanced in full in 2010.

Asher Enterprises Convertible Note

During the year 2009, the Company issued a $45,000 convertible note, convertible into shares of common stock at 65% of the then market price of the common stock. During 2010 such debt including interest accrued has been converted to equity.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - DERVATIVE AND LIQUIDATING LIABILITES - continued

Asher Enterprises Convertible Note - continued

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

Asher Enterprises Convertible Note

During the year 2010, the Company issued a $50,000 convertible note, convertible into shares of common stock at 61% of the then market price of the common stock.

The fair value of the total derivative liabilities of $114,474 relating to the Asher Enterprises, Inc. note as of December 31, 2010 is attributed to the Convertible Note conversion factor of 61% of market. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed as follows;

Convertible Note into Shares
Market Price of Stock	$0.046
Exercise Price	$0.028
Term	One Year
Volatility	200%
Risk Free Rate	2.01%
Number of Shares Assumed Issuable	3,278,689

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

NOTE 6 - EQUITY TRANSACTIONS - continued

Common Stock - continued

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

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - EQUITY TRANSACTIONS- continued

Common Stock - continued

During 2009, the following equity transactions occurred  - continued

On December 18, 2009 the Company issued 200,000 shares of Rule 144 restricted Company stock to an investor via a Private Placement Memorandum. These shares were valued at the sum of $10,000.

During 2010, the following equity transactions occurred:

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

During the period June 11 through August 24, 2010 the Company issued to Asher Enterprises, Inc. 1,545,420 shares of its free trading common stock in response to several conversion notices. These conversion notices were recognized as per the terms of the $45,000 convertible note that the Company entered into with Asher Enterprises, Inc. in December 2009. The shares issued reduced the principal amount due under the note by $45,000, satisfying the note in full and also included $1,800 of interest due on the note. These shares were issued at prices ranging from $.024 to $.039 per share, based on the then market price.

On October 13, 2010 the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $50,000. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on July 11, 2011. If the note remains unpaid after 9 months from the issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 61% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

On October 29, 2010, The Company issued to Blue Bamboo HK 500,000 shares of its restricted common stock in exchange for the note payable of $25,000 which was the final payment for our payment gateway. These shares were issued at a price of $.05 per share.

During the period October 5 through November 3, 2010, the Company issued to Asher Enterprises, Inc.  1,164,895 shares of its free trading common stock in response to several conversion notices. These conversion notices were recognized as per the terms of the $30,000 convertible note that the Company entered into with Asher Enterprises, Inc. in March, 2010. The shares issued reduced the principal amount due under the note by $30,000 and included an interest payment of $1,200. These shares were issued at prices ranging from $.026 to $.029 per share based on a computation of the then market price.

On December 31, 2010 we issued 500,000 shares of our common stock to Jeffrey Schultz, an officer of our company, relating to the renewal of an employment contract. These shares were valued at the sum of $25,000 and were issued at a price of $.05.

On December 31, 2010 we issued 250,000 shares of our common stock to Jeffrey Schultz, an officer of our company, relating to services on the Board of Directors. These shares were valued at the sum of $12,500 and were issued at a price of $.05.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - EQUITY TRANSACTIONS- continued

Common Stock - continued

During 2010, the following equity transactions occurred  - continued

A summary of the activity of options issued for the years ended December 31, 2010 and 2009 is as follows:

Weighted Average
	Stock Options		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2008	$2,000,000	$2,000,000	$.05	$.05
Granted	-	-	-	-
Exercised	(250,000)	(250,000)	.05	.05
Canceled	(1,750,000)	(1,750,000)	.05	.05
Balance – December 31, 2009	-	-	-	-
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Balance – December 31, 2010	$-	$-	$-	$-

A summary of the activity of warrants issued for the years ended December 31, 2010 and 2009 is as follows:

			Weighted Average
	Warrants		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2008	8,205,000	8,205,000	.24	.24
Granted	2,500,000	2,500,000	.095	.095
Exercised	-	-	-	-
Canceled	-	-	-	-
Balance – December 31, 2009	10,705,000	10,705,000	$.21	$.21
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	5,205,000	5,205,000.29		.29
Balance – December 31, 2010	5,500,000	5,500,000	$.13	$.13

Information, at date of issuance, regarding warrant grants for the year ended December 31, 2010:

	Warrants	Weighted Average Exercise Price	Weighted Average Fair Value
Year ended December 31, 2010:
Exercise price exceeds market price	5,500,000	$.13	$.035
Exercise price equals market price	-	-	-
Exercise price is less than market price	-	-	-

The following table summarizes information about stock warrants outstanding and exercisable at December 31, 2010:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.05 to $.09	1,000,000	3.33	$.06	1,000,000
$.10 to $.49	4,500,000	3.10	.15	4,500,000
$.50	-	-	-	-

At December 31, 2010, there remains $0 of unamortized expense yet to be recorded related to all warrants outstanding.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - GAIN ON WRITE OFF AND SETTLEMENT OF PAYABLES

During the year 2010 the Company entered into several payables transactions for the full satisfaction of such payables at amounts less than the recorded values. These settlements resulted in $868,711 of gains. In addition the Company also wrote off $2,376,112 of legacy debts discussed hereafter.

NOTE 8 - INCOME TAXES

The provisions for income taxes for the year ended December 31, 2010 and 2009 consisted of the following:

	Year Ended
	December 31, 2010	December 31, 2009
Income tax attributable to:
Federal	802,000	(482,000)
State tax benefits	115,000	(69,000)
Permanent Differences – Beneficial conversion features, equity based compensation, derivative expense	(1,260,000)	88,000
Change in valuation allowance	343,000	463,000
Net amount	$-	$-

The cumulative tax effect at the expected rate of 40% of significant items comprising our net federal and state deferred tax amount is as follows:

	December 31, 2010	December 31, 2009
Deferred tax asset attributable to:
Net operating loss carryover	$3,048,000	$2,515,000
Intangible write-off	-	160,000
Accounts receivable allowance	-	30,000
Net deferred tax asset	$3,048,000	$2,705,000
Valuation allowance	(3,048,000)	(2,705,000)
Net deferred asset	$-	$-

At December 31, 2010, we had an unused net operating loss carryover approximating $6,760,000 that is available to offset future taxable income; it expires beginning in 2023 through 2029. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership. The Company has not performed such an evaluation to determine whether the net operating loss carryforwards have been limited, but we believe the net operating loss carryforwards prior to the merger on January 11, 2005 approximating $800,000 are limited to the extent they are virtually not usable.

The valuation of the deferred tax asset increased by approximately $343,000 and $463,000 for 2010 and 2009 respectively.

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

NOTE 9 – CONTINGENCIES

During 2005 the Company issued short-term notes (average 90-days) with a specific rate of return to acquire funds to invest in high yield activities (e.g. container financing/investment).  As of December 31, 2010, the Company’s short-term notes payable relating to its previous container financing business total $1,259,000. The Company had also accrued $1,117,112 interest on these notes as of September 30, 2010.  In the three months ended December 31, 2010 the Company recorded a gain on forgiveness of debt of $2,376,112.  The Company has recorded a write-off of these short-term notes and related accrued interest during the three months ended December 31, 2010.  At December 31, 2010 the Company no longer reflects the liability represented by the short-term notes based on the five-year statute of limitations under Chapter 717 of the Florida Statutes.  However, there can be no assurances that some or all of the note holders may raise exceptions which would toll the statute of limitations based on the uncertainty of case law in this area and the particular factual circumstances applicable to such note holders.

SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - RELATED PARTY TRANSACTIONS

On April 12, 2010, we issued to its Chief Financial Officer Michael Fasci 500,000 shares of its restricted common stock. 250,000 of these shares, valued at $13,750 were paid for director services in 2010 and the other 250,000 shares, valued at $13,750, were paid as additional compensation. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

 On August 16, 2010 we issued 500,000 shares of our common stock to Michael Fasci, an officer of our company, relating to the renewal of an employment contract. These shares were valued at the sum of $30,000 and were valued at $.06.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On December 6, 2010, Michael Fasci, an officer of our company, made a loan to the company in the amount of $3,291. This loan is non-interest bearing and has no schedule for repayment. Such loan is included as notes payable on the balance sheet and not separately presented due to the balance being very small.

On December 31, 2010 we issued 500,000 shares of our common stock to Jeffrey Schultz, an officer of our company, relating to his employment contract. These shares were valued at the sum of $25,000 and were valued at $.05.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On December 31, 2010 we issued 250,000 shares of our common stock to Jeffrey Schultz, an officer of our company for director services in 2010. These shares were valued at the sum of $12,500 and were valued at $.05.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

NOTE 11 - LEASE COMMITMENTS

The Company currently leases its office space with a 63-month term lease expiring in March, 2016.

Future minimum lease commitments under non-cancellable leases are as follows:

Year Ending December 31,

2011	$20,735
2012	$26,402
2013	$27,948
2014	$29,493
2015	$30,910

Such amounts above are exclusive of taxes and common area maintenance charges which are subject to fluctuation based on costs being incurred .

The Company incurred rent expense of $36,144 and $29,904, for the years ended December 31, 2010 and 2009, respectively.

NOTE 12 - SUBSEQUENT EVENTS

On January 3, 2011 David Rappa received 250,000 shares of Rule 144 restricted Company stock valued at $11,500 related to his employment agreement.

On March 1, 2011, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $50,000. The note matures in 9 months and carries an 8% interest rate per annum, compounded annually. If the note remains unpaid after 9 months from the Issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 58% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.