Form 10-Q
period 2011-03-31
REDFIN NETWORK, INC.
filed 2011-05-06
CIK 1100394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to ______________

Commission File Number: 000-28457

RedFin Network, Inc.

(Exact name of registrant as specified in its charter)

Nevada	86-0955239
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 West Cypress Creek Road Suite 411 Ft. Lauderdale, Florida	33309
(Address of principal executive offices)	(Zip Code)

(954) 769-1335

(Registrant’s telephone number, including area code)

Secured Financial Network, Inc.

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

The number of outstanding shares of the issuer’s common stock, $0.001 par value, as of May 4, 2011 was 66,861,254.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to implement our business plan and generate revenues, our ability to raise sufficient capital to fund our operations and pay our obligations as they become due, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report and our annual report on Form 10-K for the year ended December 31, 2010, including the risks described in Item 1A. - Risk Factors, in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

Unless specifically set forth to the contrary, when used in this report the terms “RedFin", "we"", "our", the "Company" and similar terms refer to RedFin Network, Inc, a Nevada corporation formerly known as Secured Financial Network, Inc. and its wholly-owned subsidiary Blue Bamboo USA, Inc. a Florida corporation.  In addition, when used herein and unless specifically set forth to the contrary, “2011” refers to the year ending December 31, 2011 and “2010” refers to the year ended December 31, 2010.  The information which appears on our websites at www.securedfinancialnetwork.com and www.redfinnet.com is not part of this report.

PART I - FINANCIAL INFORMATION

REDFIN NETWORK, INC.
f/k/a SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,

	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash	$9,929	$-
Accounts receivable, Net	84,476	88,419
Employee Advances	4,081	13,479
Inventory	94,481	90,469
Product Deposits	41,400	-
Prepaid Expenses	4,783	4,783

Total Current Assets	239,151	197,150

FURNITURE AND EQUIPMENT (NET)	21,032	13,806

OTHER ASSETS
Refundable Deposits	9,163	24,165
Intangible, Net	54,141	63,899

Total Other Assets	63,304	88,064

TOTAL ASSETS	$323,487	$299,019

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash Overdraft	$-	$8,992
Accounts Payable	293,184	477,769
Notes Payable	172,500	99,291
Deposits Payable	47,136	21,902
Officer Notes Payable	38,291	-
Accrued Expenses	64,939	44,476
Derivative and Liquidating Liabilities	245,115	114,474

Total Current Liabilities	861,165	766,903

LONG TERM LIABILITIES
Lines of Credit	1,355,000	1,145,000
Notes Payable	78,000	90,000

Total Long Term Liabilites	1,433,000	1,235,000

STOCKHOLDERS' DEFICIT
Common Stock authorized is 100,000,000
shares at $0.001 par value. Issued and
outstanding on March 31, 2011, 66,580,552 shares
and December 31, 2010, 66,265,552 shares.	66,581	66,266
Additional Paid in Capital	5,108,556	5,093,341
Accumulated Deficit	(7,145,815)	(6,862,490)

Total Stockholders' Deficit	(1,970,678)	(1,702,884)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$323,487	$299,019

The accompanying notes are an integral part of these statements

REFIN NETWORK, INC.
f/k/a SECURED FINANCIAL NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010

REVENUES
Sales	$626,669	$261,207
Cost of Goods Sold	401,474	163,700

Total Gross Income	225,195	97,507

EXPENSES
Administrative Expenses	322,386	157,654
Professional and Consulting	5,100	35,336
Depreciation and Amortization	10,176	10,565

Total Expenses	337,662	203,555

Net Loss from operations before
other income (expense)	(112,468)	(106,048)

Other Income (expense):
Interest Expense	(40,216)	(166,440)
Derivative and Liquidating Expenses	(130,641)	(1,000)

Net loss before Provision
for Income Taxes	(283,325)	(273,488)

Provision for Income Taxes	-	-

NET LOSS	$(283,325)	$(273,488)

Basic and Diluted
Net Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Shares
Common Shares Outstanding -
basic and diluted	66,423,052	55,688,568

The accompanying notes are an integral part of these statements

REDFIN NETWORK, INC.
f/k/a SECURED FINANCIAL NETWORK, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended March 31,
	2011	2010
Cash Flows From Operating Activities:

Net Loss	$(283,325)	$(273,488)

Adjustments to Net Loss:

Derivative and Liquidating Expenses	130,641	1,000
Depreciation	419	2,828
Amortization	9,757	7,737
Equity Issued for Sevices and Interest	15,530	-

Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used) by Operating Activities:

Changes in Assets and Liabilities:
Prepaid Expense	-	3,142
Inventory	(4,013)	58,672
Employee Advances	9,398	(5,069)
Customer Deposits	25,234	-
Product Deposits	(41,400)	-
Accrued Interest	29,067	218,666
Accrued Expenses	(8,603)	(11,596)
Accounts Receivable	3,943	24,150
Accounts Payable	(184,585)	(3,336)

Net Cash Provided by (Used) by Operating Activities	(297,936)	22,708

Cash Flows From Investing Activities:

Refundable Deposits	15,002	-
Purchase of Equipment	(7,645)	(2,102)

Net Cash Provided by (Used) by Investing Activities	7,357	(2,102)

Cash Flows From Financing Activities:
Notes Payable	76,500	(29,732)
Repayment of Notes Payable	(12,000)	-
Cash Overdraft	(8,992)	-
Line of Credit	210,000	10,000
Loans Payable - Officers	65,000	(1,500)
Repayment of Loans Payable officers	(30,000)	-

Net Cash Provided (Used) by Financing Activities	300,508	(21,232)

Net Change in Cash	9,929	(627)

Cash and Cash Equivalents - Beginning	-	4,009

Cash and Cash Equivalents - Ending	$9,929	$3,383

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$4,120	$-

The accompanying notes are an integral part of these statements

REDFIN NETWORK, INC.
f/k/a SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of RedFin Network, Inc. and our subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the three month periods ended March, 2011 and March, 2010, the Company had net losses of $283,352 and $273,488 respectively and has a stockholders’ deficit of $1,970,678 as of March 31, 2011. As of March 31, 2011 the Company had $9,929 in cash. As stated by our auditors in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2010, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing but cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, RedFin Network, Inc., Inc, a Florida corporation formerly known as Virtual Payment Solutions, Inc. ("RFN") and Blue Bamboo USA, Inc. a Florida corporation (“BB USA”). The Company created RFN in September of 2007.  In April 2011 RFN was merged into the company with the Company as the survivor.  The Company purchased BB USA in November of 2009. All significant inter-company accounts and transactions are eliminated in consolidation.

Stock-Based Employee Compensation

The Company has adopted the Financial Accounting Standards Board (“FASB”) guidelines that require companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying these FASB guidelines approximated $11,500 and $0 in compensation expense during the three months ended March 31, 2011 and 2010 respectively.

REDFIN NETWORK, INC.
f/k/a SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Business and Credit Concentration

The Company purchases the majority of its products for resale from two suppliers. As of March 31, 2011, the Company’s outstanding balance due these suppliers was $189,352. The loss of one or both these suppliers could have a material adverse effect upon its business for a short-term period of time.

Net Loss Per Share

The Company has adopted the FASB guidance regarding standards for the computation, presentation and disclosure of earnings per share. The warrants excluded from the earnings per share calculations total 5,500,000, as the inclusion of such warrants would be anti-dilutive. In addition the Company has convertible debt which may be converted into shares.

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

Fair Value of Financial Instruments

The Company has adopted the FASB guidelines regarding the estimate of the fair value of all financial instruments included on its balance sheet as of March 31, 2011. The Company considers the carrying value of accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded notes payable, derivative and liquidating liabilities on the secured convertible notes, largely as a result of the undercapitalization of the Company.

Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the convertibles notes. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The recorded value of all derivatives at March 31, 2011 and December 31, 2010 totaled $245,115 and $114,474, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At March 31, 2011 and December 31, 2010 derivatives were valued primarily using the Black-Scholes Option Pricing Model.

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

REDFIN NETWORK, INC.
f/k/a SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011
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

The fair value of our financial instruments at March 31, 2011 and December 31, 2010 follows:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – December 31, 2010	$-	$-	$114,474

Derivative securities – March 31, 2011	$-	$-	$245,115

Recent Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been deemed not relevant, and as a result the adoption of these other new accounting pronouncement is not expected to have any impact once adopted.

Reclassifications

Certain reclassifications to the numbers have been made to the prior periods for presentation purposes.

NOTE 2 - ACCRUED LIABILITIES

The accrued liabilities consisted of the following:

	March 31,	December 31,
	2011	2010
Interest	$52,451	$23,386
Payroll	$11,250	$19,000
Payroll Taxes	$1,238	$2,090
Total	$64,939	$44,476

REDFIN NETWORK, INC.
f/k/a SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011
(unaudited)

NOTE 3 - NOTES PAYABLE

Investor Notes Payable

As of March 31, 2011, the Company’s notes payable relating to its previous container financing business total $125,500. These notes payable are subject to monthly payments of $4,000 through September of 2014.

Convertible Notes Payable

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

On February 23, 2011 the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $50,000. Terms of the note are interest at 8% per annum and the note matures in November, 2011. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 58% of the “trading price” as described in the Note. The proceeds from this loan were used for both the purchase of inventory as well as Company operations.

Notes Payable

On March 22, 2011 the Company entered into a $25,000 Promissory Note with Mr. Edward Rappa. The note matures in 1 year and has an interest rate of 12% to be paid monthly.

Notes Payable Officers

On January 26, 2011 the Company entered into a $50,000 Promissory Note with Process Engineering Services, Inc., a company owned by our CFO, Michael Fasci. The note matures in 1 year and has an interest rate of 15% to be paid quarterly. As additional consideration for entering into the note, 1 share of restricted common stock was issued for each dollar loaned. As of March 31, 2011 the outstanding principal balance is $20,000 and includes $822 of accrued interest.

On January 28, 2011 the Company entered into a $15,000 Promissory Note with Kathy Schultz, the wife of our CEO, Jeffrey Schultz. The note matures in 1 year and has an interest rate of 15% to be paid quarterly. As additional consideration for entering into the note, 1 share of restricted common stock was issued for each dollar loaned. As of March 31, 2011 the outstanding principal balance is $15,000 and includes $382 of accrued interest.

Lines of Credit

During April 2008, the Company entered into a $500,000 line of credit with Commercial Holding, AG and amended in December 2008 to increase such line of credit to $700,000. Terms of the line of credit include interest payable at the rate of 10% per annum and repayment of principal by December 31, 2009, as amended. As part of the agreement dated April 29, 2008, Commercial Holding, AG agreed to assume $172,700 worth of notes previously owed by the Company to another creditor. This amount represents all of the borrowings by the Company from this other creditor in 2008. As additional consideration to Commercial Holding AG for entering into the line of credit, the Company agreed to immediately issue to Commercial Holding AG 2,000,000 shares of Rule 144 restricted Company common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share. Such equity issuances have been valued at $59,284 and expensed as interest in 2008, as the original maturity date of the original line of credit was December 2008. As consideration for the December 2008 amendment to the line of credit another 2,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share were issued. Interest expense of $8,263 was recorded and attributed to the December 2008 equity issuances in 2008, with another $139,724 recorded as deferred financing costs to be amortized through December 2009. As of June 29, 2010 the Company had used the entire $700,000 credit line and had a principal balance due on the credit line of $1,275,584 and interest owing on the credit line of $159,785 On June 30, 2010, the Company agreed to exchange $425,584 of principal balance due on the credit line for 4,479,827 shares of restricted common stock equating to a price of $.095 per share. This exchange of debt for equity reduced the principal amount owing and payable on the Commercial Holding, AG line of credit to $850,000. This line of credit is now due and payable on December 31, 2012. As of March 31, 2011 the outstanding balance due on this credit line was $1,112,000 in principal and $33,479 in accrued interest.

REDFIN NETWORK, INC.
f/k/a SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011
(unaudited)

NOTE 3 - NOTES PAYABLE - continued

During June 2010, the Company entered into line of credit with HEB, LLC with an initial credit limit of $400,000. Interest on outstanding balances will accrue at the rate of 14% per annum. This line of credit is due and payable on December 31, 2012. As of March 31, 2011 the outstanding principal balance due on this credit line was $243,000 and $15,745 in accrued interest.

NOTE 4 - DERIVATIVE AND LIQUIDATING LIABILITIES

Asher Enterprises Convertible Notes

On October 13, 2010, the Company issued a $50,000 convertible note, convertible into shares of common stock at 61% of the then market price of the common stock.

The fair value of the total derivative liabilities of $119,011 relating to the Asher Enterprises, Inc. note as of March 31, 2011 is attributed to the Convertible Note conversion factor of 61% of market. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed as follows:

Convertible Note into Shares
Market Price of Stock	$0.06
Exercise Price	$0.037
Term	One Year
Volatility	217%
Risk Free Rate	2.24%
Number of Shares Assumed Issuable	2,513,661

On February 23, 2011, the Company issued a $50,000 convertible note, convertible into shares of common stock at 58% of the then market price of the common stock.

The fair value of the total derivative liabilities of $126,104 relating to the Asher Enterprises, Inc. note as of March 31, 2011 is attributed to the Convertible Note conversion factor of 58% of market. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed as follows:

Convertible Note into Shares
Market Price of Stock	$0.06
Exercise Price	$0.035
Term	One Year
Volatility	217%
Risk Free Rate	2.24%
Number of Shares Assumed Issuable	2,643,678

REDFIN NETWORK, INC.
f/k/a SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011
(unaudited)

NOTE 5 - EQUITY TRANSACTIONS

Common Stock

During the three months ending March 31, 2011 the following equity transactions occurred:

On January 3, 2011, the Company issued to David Rappa, an employee of the Company, 250,000 shares of its restricted common stock. These shares were valued at $11,500 and were paid as additional compensation in accordance with his employment contract.

On January 26, 2011, the Company issued to Process Engineering Services, Inc., a company owned by our CFO, 50,000 shares of its restricted common stock. These shares were valued at $3,100 and were paid as additional consideration for entering into a $50,000 promissory note.

On January 28, 2011, the Company issued to Kathy Schultz, the wife of our CEO, 15,000 shares of its restricted common stock. These shares were valued at $930 and were paid as additional consideration for entering into a $15,000 promissory note.

On February 23, 2011 the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $50,000. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on November 28, 2011. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 58% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

A summary of the activity of warrants issued as of March 31, 2011 as follows:

Weighted Average
	Warrants		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2010	5,500,000	5,500,000	$.13	$.13
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Balance – March 31, 2011	5,500,000	5,500,000	$.13	$.13

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2011:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.05 to $.09	1,000,000	3.09	$.06	1,000,000
$.10 to $.49	4,500,000	2.80	$.15	4,500,000

REDFIN NETWORK, INC.
f/k/a SECURED FINANCIAL NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011
(unaudited)

NOTE 6 - SUBSEQUENT EVENTS

We have evaluated for disclosure purposes subsequent events.

Amendments to Articles of Incorporation or Bylaws

On the close of business on April 25, 2011 the name change of our company from Secured Financial Network, Inc. to RedFin Network, Inc. as previously approved by our Board of Directors and holders of a majority of our outstanding common stock, and described in our Information Statement on Schedule 14C as previously filed with the SEC, was effective.  We effected this name change in connection with the merger of our wholly-owned subsidiary, RedFin Network, Inc. into our company.

In connection with our name change, there will be no mandatory exchange of stock certificates.  Following the name change, the stock certificates which reflect our prior name will continue to be valid.  Certificates reflecting the new corporate name will be issued in due course as old stock certificates are tendered for exchange or transfer to our transfer agent, First American Stock Transfer, Inc., 4747 N. 7 Street, Suite 170, Phoenix, AZ  85014, telephone 602-485-1346.

Both our CUSIP number and our trading symbol for our common stock on the OTC Bulletin Board have changed as a result of the name change.  The new CUSIP number is 7373P107 and our new trading symbol will be RFNN.  Our common stock was quoted under our new name and new symbol beginning on April 28, 2011.

A copy of the Amendments to the Company’s Articles of incorporation are included as an exhibit to this report.

 Notice of Conversion

On April 19, 2011, the Company issued to Asher Enterprises, Inc. 280,702 shares of its free trading common stock in response to a conversion notice. The conversion notice was recognized as per the terms of the $50,000 convertible note that the Company entered into with Asher Enterprises, Inc. in October 2010. The shares issued reduced the principal amount due under the note by $8,000. These shares were issued at a price of $.0285 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements.” Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate” “intend,” “estimate,” “may,” “will,” “should,” and “could.”  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our ability to implement our business plan and generate revenues, our ability to raise sufficient capital to fund our operations and pay our obligations as they become due, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition and the other additional risks and uncertainties that are set forth in the Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission. The risk factors described in our Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we deem immaterial also may materially adversely affect our business, financial condition and/or operating results.   We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law. The following discussion should also be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

Overview

We are a valued added provider of payment transaction processing platforms and equipment marketed to and utilized by traditional “brick and mortar”, and Internet e-commerce merchants and those using mobile or wireless devices to conduct business. Our company websites are www.securedfinancialnetwork.com and www.redfinnet.com.

We market our products and services through the branded name RedFin Network.  These products and services today include:

Blue Bamboo H-25 Wireless all-in-one transaction terminal
Blue Bamboo P-25 printer and printer card reader device
Blue Bamboo Blue Box table pay restaurant solution
Redfin PCI Compliant and Visa certified Payment Gateway
RedFin Sidebar QuickBooks interface
Redfin Desktop Terminal
HIOPOSв Point-Of-Sale retail and hospitality system

All of the transaction hardware is integrated with the Redfin Payment Gateway, which connects merchants utilizing IP based terminals and wireless devices using Bluetooth, Ethernet, and GPRS to acquiring processors and banks for approval or denial of credit card, debit card, and ACH charges.

The RedFin Payment Gateway, servicing over 5,000 merchants today, is a customized credit/debit card-processing platform serving as the connection between the customers at point-of-sale to the financial networks for the acceptance of card payment by merchants.  Third party providers, in compliance with financial institutions, process most card transactions worldwide.  The Payment Gateway processes all credit card types, which include Visa, MasterCard, American Express, Discover, JCB, and EBT through transaction terminals, virtual terminals, and wireless mobile devices.  The Blue Bamboo Payment Gateway received its PCI/DSS Compliance in October 2008. The Payment Gateway is now listed under the Redfin Network name on the Visa’s approved Payment Gateway list as of March 2011 after we completed our purchase of the gateway from Blue Bamboo in October of 2010.

The Payment Card Industry / Data Security Standard (the “PCI/DSS Standard”) was developed by the major credit card associations as a guideline to help organizations that process card payments prevent credit card fraud, cracking and various other security vulnerabilities and threats. A company processing, storing, or transmitting payment card data must be PCI compliant or risk losing their ability to process credit card payments and being audited and/or fined by the Visa/MasterCard Association. Merchants and payment card service providers must validate their compliance periodically. We are required to perform an annual audit. The next audit is due to be completed by October 31, 2011

The Blue Bamboo products and Redfin Payment Gateway are marketed through 150 non-exclusive reseller agreements with ISO’S (independent sales organizations) and VAR’s (value added resellers) selling products and merchant services to end customers throughout the U.S.  Revenue is generated through sales of terminal products, by monthly data plans required to operate wireless products, licensing fees for software and per transaction fees charged for each transaction passing through the Payment Gateway to end acquiring processors such as Vital, Global all First Data Networks, Paymentech, Heartland, Valutec and others already integrated with the Payment Gateway.  All Internet merchants, certain brick and mortar merchants using IP based transaction terminals, and mobile wireless transaction devices require a gateway to pass transactions from their customer’s use of a payment form to the acquiring bank/processor.

The Redfin Payment Gateway is re-branded for other large associations requiring their own name recognition by the ISO/Merchant customer base.  Currently we private label the Payment Gateway for our customers Snap Pay, Blackstone Merchant Services, Prospay, TX Direct, Ellamate, Charge Card systems, Diversified Check Solutions and Versatile Pay to name a few.

In late 2009 we became a preferred vendor of Chase Paymentech for deployment of Blue Bamboo products operating on the Redfin Network, through Chase’s 300 agent internal networks in Dallas and Phoenix and banking agents nationwide.

Through 2010 we delivered over 2,000 Blue Bamboo P-25 printer/card readers to Arvato Services, a provider of logistic services to Intuit, for their Go-Payment mobile transaction platform.  In addition, during 2009 we became the provider of the same printer/card reader for Aircharge, a Pipeline Data Company, providing a mobile platform for processing through all major cell phones.   The Company continues to receive orders from both companies and expects orders to grow in 2011.

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

We have developed Windows-based software for our Blue Bamboo P-25 printer and card-reader for use with PC’s allowing for processing of credit/debit card, check, ACH, Check21 transactions.  We have also developed the RedFin Sidebar allowing merchants to directly interface the RedFin Payment Gateway with QuickBooks.

Under a hosting agreement with ZZ Servers, we built out a gateway hosting facility allowing for 99.9% up time for transaction processing with internal and geographic redundancy in case of power outage or natural disaster.

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

Results of Operation for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

We generate the majority of our revenues from the sale of our payment processing terminal hardware, our RedFin Gateway transaction services, terminal software, and equipment accessories.  Our revenue increased approximately 140% in the three months ended March 31, 2011 compared to the same period in 2010. The increase in sales was across all of our product lines and broke down as follows:

March 31, 2011 compared to March 31, 2010
Hardware:	+ 179%
Gateway Services:	+ 93%
Accessories:	+ 61%
Software	**

** New product. No comparable sales in the quarter ending March 31, 2010.

Our cost of goods sold includes the payment processing terminals we sell as well as the recurring expenses to maintain the Gateway service to the terminals. Our cost of goods also includes our labor expenses to administer the gateway as well as the monthly licensing fees associated with maintaining and operating our payment gateway. Our average cost of goods sold as a percentage of revenues was approximately 64% for the three months ended March 31, 2011 as compared to approximately 63% for the comparable period in 2010.  The increase in our cost of goods sold as a percentage of revenues in the 2011 period as compared to the 2010 period reflects our inclusion of certain labor costs for operating the payment gateway in costs of goods sold beginning April 1, 2010 and were not included in the first quarter of 2010.

Total operating expenses for the three months ended March 31, 2011 increased approximately 66% from the comparable period in 2010, and included the following:

●
administrative expenses, which includes rent, salaries and general overhead costs increased approximately 104% for the three months ended March 31,2011 from the comparable period in 2010 as a result of increased staffing and administrative expenses due to increased sales. We anticipate that administrative expenses may continue to increase in the final nine months of 2011 as additional sales and support staff are brought on board to handle our increased sales,

●
Depreciation and amortization expenses remained approximately the same in the first quarter of 2011 and included the amortization of our purchase of Blue Bamboo USA as well as the depreciation costs associated with the development of certain company software products, and

●
professional and consulting fees, which include sales and marketing consultants as well as investor relations services, decreased approximately 86% in the three months ended March 31, 2011 from the comparable period in 2010 as a result of performing a greater percentage of the professional and consulting work in house as revenues increase and hiring of additional staff when possible. We anticipate that professional and consulting fees should remain the same during the balance of 2011.

Interest expenses decreased approximately 76% in the first quarter of 2011 from the comparable period in 2010. This decrease was primarily due to the reduction in a significant amount of our outstanding debt during the latter half 2010.

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

Net loss for the three months ended March 31, 2011 was $(283,325) compared to a net loss of $(273,488) for the comparable period in 2010. The increase in the net loss was primarily attributable to an increase of $130,000 in derivative and liquidating liability expenses associated with our convertible notes with Asher Enterprises.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company's needs for cash.  At March 31, 2011 we had a cash of $9,929 and working capital deficit of $622,014 as compared to cash on hand of $0 and a working capital deficit of $569,753 at December 31, 2010. On June 23, 2010 the Company entered into a credit line agreement with H.E.B. LLC in the amount of $400,000. As of March 31, 2011 the principal amount owed under this line was $243,000. Outstanding balances on this line of credit will accrue at 14% per annum. This credit line also becomes due on December 31, 2012.

We had total assets of $323,487 at March 31, 2011 as compared to $299,019 at December 31, 2010. This overall increase in total assets is primarily due to increases in product deposits that we have paid to suppliers for future orders of our terminal products.  We had total liabilities of $2,294,165 at March 31, 2011 as compared to $2,001,903 at December 31, 2010 which reflects decreases in amounts due under accounts payable and increases in , notes payable, accrued expenses, derivative and liquidating liabilities, and our lines of credit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

At March 31, 2010 our current assets increased approximately 21% from December 31, 2010 primarily as a result of monies expended for prepaid inventory.  Our customary terms offered our customers are payment prior to shipment. Most of our sales transactions are pre-paid by credit card or ACH. We anticipate inventory levels to remain steady through the end of the year.  At March 31, 2011 we had employee advances of $4,081 which have been advanced for travel and operational expenses. We expect this balance to remain consistent with the advances of future funds combined with the submission of timely filed expense reports.

At March 31, 2011 our current liabilities increased approximately $94,262 from December 31, 2010, and consisted primarily of increases in derivative and liquidating liability expenses associated with out convertible notes with Asher Enterprises.

At March 31, 2011, we had $1,643,791 of notes payable which includes:

●	$47,500 principal amount of short-term notes issued in 2005 relating to a previous container financing business. These notes mature in various dates in 2012 and 2015. These notes carry no interest;

●	$78,000 principal amount of long-term notes issued in 2005 relating to a previous container financing business. These notes mature in various dates in 2012 and 2015. These notes carry no interest;

●	$100,000 principal amount of 8% convertible notes to Asher Enterprises, Inc. At March 31, 2011 there is unpaid interest due and accruing in the amount of $1,951;
●	$25,000 principal amount of a 12% promissory note with an investor;

●	$35,000 principal amount of 15% notes due officers of the Company or their affiliates; and

●	$3,291 principal amount of non-interest bearing notes due to officers of the Company.

We do not have any commitments for capital expenditures.   We do not have sufficient working capital to fund our ongoing operations and satisfy our debt obligations absent a significant increase in our revenues.  While we were able to establish a $400,000 credit line with H.E.B., LLC in June 2010 and significantly reduce other outstanding debt through the issuance of equity, our sources of cash are the availability of funds under the H.E.B., LLC line of credit and cash on hand. This credit line matures on December 31, 2012. As of March 31, 2011 the amount owed H.E.B. LLC under this credit line is $243,000.

The amount owed Commercial Holding, AG at March 31, 2011 under our credit line is $1,112,000.  This credit line matures on December 31, 2012. In the event we should fail to pay the interest or principal when due under the Commercial Holding, AG line of credit which would result in an event of default, or if any other events should occur which would otherwise result in an event of default under the agreement, the amounts due under the credit line would become immediately due and payable.  If we were unable to pay these amounts, the lender could seek to foreclose on the assets of our subsidiary which represents substantially all of our operations.

Our sources of working capital are limited to our cash on hand and availability under the H.E.B., LLC credit line.  We continue to rely on short terms loans to fund our daily operations and to meet payroll. As sales have increased the demand to borrow additional funds is decreasing. We continue to work with a number of potential lenders to provide funding for both operations and product inventory. There is no assurance that we will be able to obtain funds at favorable terms to us, if at all. In addition, under the terms of the two Asher Enterprises, Inc. $50,000 ($100,000 total) principal amount notes, we have granted the lender a right of first refusal for future offerings as well as anti-dilution rights which could adversely impact our results of operations in future periods if triggered.  As described elsewhere herein, we do not have sufficient funds to pay our outstanding debt obligations which are approximately $2,294,165 at March 31, 2011. We will need to raise capital to satisfy our debt obligations.  If we are unable to raise the necessary capital, we could be forced to curtail some or all of our operations and it is likely that investors would lose their entire investment in our company.

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have incurred net losses from operations each year since inception and have relied on the sale of our securities from time to time and loans from third parties to fund our operations.  These recurring operating losses have led our independent registered public accounting firm Sherb & Co, LLP to include a statement in its audit report relating to our audited consolidated financial statements for the years ended December 31, 2010 and 2009 expressing substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future.  We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed.  There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures.  We maintain disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”).  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

On January 3, 2011, the Company issued to David Rappa, an employee of the Company, 250,000 shares of its restricted common stock. These shares were valued at $11,500 and were paid as additional compensation in accordance with his employment contract.

On January 26, 2011, the Company issued to Process Engineering Services, Inc., a company owned by our CFO, 50,000 shares of its restricted common stock. These shares were valued at $3,100 and were paid as additional consideration for entering into a $50,000 promissory note.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On January 28, 2011, the Company issued to Kathy Schultz, the wife of our CEO, 15,000 shares of its restricted common stock. These shares were valued at $930 and were paid as additional consideration for entering into a $15,000 promissory note. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On April 19, 2011, the Company issued to Asher Enterprises, Inc. 280,702 shares of its common stock in response to a conversion notice. The conversion notice was recognized as per the terms of the $50,000 convertible note that the Company entered into with Asher Enterprises, Inc. in October 2010. The shares issued reduced the principal amount due under the note by $8,000. These shares were issued at a price of $.0285 per share. The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

As described in our definitive Information Statement on Schedule 14C filed with the SEC on April 7, 2011, on April 18, 2011 we filed Articles of Amendment to our Articles of Incorporation which increased the number of our authorized shares of common stock from 100,000,000 shares to 250,000,000 shares and created a class of blank check preferred stock consisting of 20,000,000 shares.

Item 6.	Exhibits.

Exhibit No.	Description
3.5	Articles of Amendment to the Articles of Incorporation *

10.1	Process Engineering Services, Inc., $50,000 note dated January 26, 2011 *

10.2	Kathy Schultz $15,000 Note dated January 28, 2011 *

10.3	Rappa $25,000 Promissory Note dated March 22, 2011*

10.4	Asher Enterprises $50,000 Note dated February 23, 2011 *

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *

32.1	Section 1350 certification of Chief Executive Officer *

32.2	Section 1350 certification of Chief Financial Officer *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDFIN NETWORK, INC.

Date: May 6, 2011	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: President, CEO, principal executive officer

Date: May 6, 2011	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer, principal financial officer