Form 10-Q
period 2011-06-30
REDFIN NETWORK, INC.
filed 2011-08-22
CIK 1100394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

The number of outstanding shares of the issuer’s common stock, $0.001 par value, as of August 9, 2011 was 73,884,543.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

REDFIN NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash	$-	$-
Accounts receivable, Net	142,329	88,419
Employee Advances	16,235	13,479
Inventory	156,533	90,469
Product Deposits	38,870	15,281
Prepaid Expenses	4,783	4,783

Total Current Assets	358,751	212,431

FURNITURE AND EQUIPMENT (NET)	20,613	13,806

OTHER ASSETS
Refundable Deposits	9,163	8,884
Intangible, Net	44,384	63,899

Total Other Assets	53,547	72,782

TOTAL ASSETS	$432,911	$299,019

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash Overdraft	$2,170	$8,992
Accounts Payable	391,015	477,769
Notes Payable	173,000	99,291
Deposits Payable	16,666	21,902
Officer Notes Payable	38,291	-
Accrued Expenses	38,198	44,476
Derivative and Liquidating Liabilities	185,509	114,474

Total Current Liabilities	844,849	766,903

LONG TERM LIABILITIES
Lines of Credit	1,355,000	1,145,000
Notes Payable	66,000	90,000

Total Long Term Liabilities	1,421,000	1,235,000

STOCKHOLDERS' DEFICIT
Common Stock authorized is 100,000,000
shares at $0.001 par value. Issued and
outstanding on June 30, 2011, 72,884,543 shares
and December 31, 2010, 66,265,552 shares.	72,885	66,266
Additional Paid in Capital	5,326,269	5,093,341
Accumulated Deficit	(7,232,092)	(6,862,490)

Total Stockholders' Deficit	(1,832,939)	(1,702,884)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$432,911	$299,019

The accompanying notes are an integral part of these statements

REDFIN NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Sales	$960,658	$473,261	$1,587,328	$734,469

Cost of Goods Sold	558,951	328,002	960,426	491,703

Total Gross Income	401,707	145,259	626,902	242,766

EXPENSES
Administrative Expenses	447,126	278,297	731,207	435,950
Professional and Consulting	45,590	23,035	89,011	58,370
Depreciation and Amortization	10,176	10,565	20,352	21,131
Interest Expense	44,698	105,257	84,914	271,696

Total Expenses	547,590	417,153	925,484	787,148

Net Loss before other income (expense)	(145,883)	(271,894)	(298,583)	(544,382)

Other Income (expense):	-	343,428	16	343,428
Derivative and Liquidating Income (Expense)	59,606	30,798	(71,035)	29,798

Net loss before Provision
for Income Taxes	(86,277)	102,331	(369,602)	(171,156)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(86,277)	$102,331	$(369,602)	$(171,156)

Basic and Diluted
Net Loss per Common Share	$(0.00)	$0.00	$(0.01)	$(0.00)

Weighted Average Number of Shares
Common Shares Outstanding -
basic and diluted	69,732,548	59,987,287	69,575,047	58,987,287

The accompanying notes are an integral part of these statements

REDFIN NETWORK, INC.
STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
Cash Flows From Operating Activities:

Net Loss	$(369,602)	$(171,156)

Adjustments to Net Loss:

Derivative and Liquidating Expenses	71,035	(29,798)
Depreciation	838	5,656
Amortization	19,514	15,475
Equity Issued for Services and Interest	79,197	27,500
Gain on Sale of License	-	(211,316)
Gain of Debt Forgiveness	-	(129,787)

Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:

Changes in Assets and Liabilities:
Prepaid Expense	-	3,725
Inventory	(66,064)	207,046
Customer Deposits	(5,236)	(3,000)
Product Deposits	(23,589)	-
Employee Advances	(2,756)	(8,171)
Accrued Expenses	(6,277)	292,045
Accounts Receivable	(53,909)	6,122
Accounts Payable	(86,754)	(94,721)

Net Cash (Used) by Operating Activities	(443,604)	(90,381)

Cash Flows From Investing Activities:

Refundable Deposits	(280)	-
Purchase of Equipment	(7,645)	(11,341)

Net Cash (Used) by Investing Activities	(7,925)	(11,341)

Cash Flows From Financing Activities:
Notes Payable Proceeds	99,709	30,000
Notes Payable Repayments	-	(47,000)
Cash Overdraft	(6,822)	-
Line of Credit Advances	210,000	142,500
Loans Payable - Officers	38,291	-
Proceeds from the sale of Common Stock	110,351	-

Net Cash Provided by Financing Activities	451,529	125,500

Net Change in Cash	(0)	23,778

Cash and Cash Equivalents - Beginning	-	4,009

Cash and Cash Equivalents - Ending	-	$27,787

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$16,895	$642

Non-Cash Financing Transactions:
Conversion of Indebtedness for Equity	$50,000	$546,084
Equity Issued For Interest	$42,697	$-

The accompanying notes are an integral part of these statements

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2011
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of RedFin Network, Inc. and our subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the six month periods ended June, 2011 and June, 2010, the Company had net losses of $369,602 and $171,156 respectively and has a stockholders’ deficit of $1,832,939 as of June 30, 2011. As of June 30, 2011 the Company had $0 in cash. As stated by our auditors in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2010, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing but cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern.

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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying these FASB guidelines approximated $25,000 and $27,500 in compensation expense during the three months ended June 30, 2011 and 2010 respectively.  The impact for the six months ended June 30, 2011 and 2010 approximated $36,500 and $27,500 respectively.

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2011
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Business and Credit Concentration

The Company purchases the majority of its products for resale from two suppliers. As of June 30, 2011, the Company’s outstanding balance due these suppliers was $257,603. The loss of one or both these suppliers could have a material adverse effect upon its business for a short-term period of time.

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

Fair Value of Financial Instruments

The Company has adopted the FASB guidelines regarding the estimate of the fair value of all financial instruments included on its balance sheet as of June 30, 2011. The Company considers the carrying value of accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded notes payable, derivative and liquidating liabilities on the secured convertible notes, largely as a result of the undercapitalization of the Company.

Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the convertibles notes. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The recorded value of all derivatives at June 30, 2011 and December 31, 2010 totaled $185,509 and $114,474, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At June 30, 2011 and December 31, 2010 derivatives were valued primarily using the Black-Scholes Option Pricing Model.

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

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2011
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

The fair value of our financial instruments at June 30, 2011 and December 31, 2010 follows:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – June 30, 2011	$-	$-	$185,509

Derivative securities – December 31, 2010	$-	$-	$114,474

Recent Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been deemed not relevant, and as a result the adoption of these other new accounting pronouncement is not expected to have any impact once adopted.

Reclassifications

Certain reclassifications to the numbers have been made to the prior periods for presentation purposes.

NOTE 2 - ACCRUED LIABILITIES

The accrued liabilities consisted of the following:

	June 30,	December 31,
	2011	2010
Interest	$29,625	$23,386
Payroll	$7,500	$19,000
Payroll Taxes	$825	$2,090
Other	$248	$0
Total	$38,198	$44,476

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2011
(unaudited)

NOTE 3 - NOTES PAYABLE

Investor Notes Payable

As of June 30, 2011, the Company’s notes payable relating to its previous container financing business total $114,000. These notes payable are subject to monthly payments of $4,000 through January of 2015.

Convertible Notes Payable

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

On May 17, 2011 the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $30,000. Terms of the note are interest at 8% per annum and the note matures in February 2012. If the note remains unpaid after 9 months from the issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 61% of the “trading price” as described in the Note. The proceeds from this loan were used for both the purchase of inventory as well as Company operations.

Notes Payable

On March 22, 2011 the Company entered into a $25,000 Promissory Note with Mr. Edward Rappa. The note matures in 1 year and has an interest rate of 12% to be paid monthly.

Notes Payable Officers

On January 26, 2011 the Company entered into a $50,000 Promissory Note with Process Engineering Services, Inc., a company owned by our CFO, Michael Fasci. The note matures in 1 year and has an interest rate of 15% to be paid quarterly. As additional consideration for entering into the note, 1 share of restricted common stock was issued for each dollar loaned. As of June 30, 2011 the outstanding principal balance is $20,000 and includes $1,570 of accrued interest.

On January 28, 2011 the Company entered into a $15,000 Promissory Note with Kathy Schultz, the wife of our CEO, Jeffrey Schultz. The note matures in 1 year and has an interest rate of 15% to be paid quarterly. As additional consideration for entering into the note, 1 share of restricted common stock was issued for each dollar loaned. As of June 30, 2011 the outstanding principal balance is $15,000 and includes $943 of accrued interest.

Lines of Credit

As of June 29, 2010 the Company had used the entire $700,000 credit line and had a principal balance due on the credit line of $1,275,583.56 and interest owing on the credit line of $159,785.42. On June 30, 2010, the Company agreed to exchange $425,583.56 of principal balance due on the credit line for 4,479,827 shares of restricted common stock equating to a price of $.095 per share. This exchange of debt for equity reduced the principal amount owing and payable on the Commercial Holding, AG line of credit to $850,000. This line of credit is now due and payable on December 31, 2012. As of June 30, 2011 the outstanding balance due on this credit line was $1,132,000 in principal and $1,307 in accrued interest.

During June 2010, the Company entered into line of credit with HEB, LLC with an initial credit limit of $400,000. Interest on outstanding balances will accrue at the rate of 14% per annum. This line of credit is due and payable on December 31, 2012. As of June 30, 2011 the outstanding principal balance due on this credit line was $243,000 and $24,241 in accrued interest.

NOTE 4 - DERIVATIVE AND LIQUIDATING LIABILITIES

Asher Enterprises Convertible Notes

On February 23, 2011, the Company issued a $50,000 convertible note, convertible into shares of common stock at 58% of the then market price of the common stock.

The fair value of the total derivative liabilities of $118,550 relating to the Asher Enterprises, Inc. note as of June 30, 2011 is attributed to the Convertible Note conversion factor of 58% of market. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed as follows:

Convertible Note into Shares
Market Price of Stock	$0.072
Exercise Price	$0.042
Term	One Year
Volatility	190%
Risk Free Rate	1.76%
Number of Shares Assumed Issuable	2,203,065

On May 17, 2011, the Company issued a $30,000 convertible note, convertible into shares of common stock at 61% of the then market price of the common stock.

The fair value of the total derivative liabilities of $66,959 relating to the Asher Enterprises, Inc. note as of June 30, 2011 is attributed to the Convertible Note conversion factor of 61% of market. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed as follows:

Convertible Note into Shares
Market Price of Stock	$0.072
Exercise Price	$0.044
Term	One Year
Volatility	190%
Risk Free Rate	1.76%
Number of Shares Assumed Issuable	1,256,831

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2011
(unaudited)

NOTE 5 - EQUITY TRANSACTIONS

Common Stock

During the six months ending June 30, 2011 the following equity transactions occurred:

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

 During the second quarter of 2011, the company issued to Asher Enterprises, Inc. 1,935,182 shares of the Company’s common stock upon the conversion of $50,000 principal amount and $2,000 accrued interest on a $50,000 convertible note that the Company had with Asher Enterprises, Inc. dated October 13, 2010 at prices between $.0264 and $.0285 per share.

On April 27, 2011, the Company issued to Commercial Holding, AG 666,666 shares of its restricted common stock. These shares were valued at $36,667 and were paid in lieu of accrued interest on its outstanding line of credit.

On June 15, 2011, the company did a private placement directly with an investor for the sum of $5,250.  The Company issued 175,000 shares in exchange for the funds provided.

On June 16, 2011, the company did a private placement directly with an investor for the sum of $5,100.  The Company issued 170,000 shares in exchange for the funds provided.

On June 20, 2011, the Company issued to Undiscovered Equities 500,000 shares of its restricted common stock. These shares were valued at the sum of $25,000 and were issued as payment for investor relations services.

On June 22, 2011, the company did a private placement directly with an investor for the sum of $100,000.  The Company issued 2,857,143 shares in exchange for the funds provided.

A summary of the activity of warrants issued as of June 30, 2011 as follows:

Weighted Average
	Warrants		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2010	5,500,000	5,500,000	$.13	$.13
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Balance – June 30, 2011	5,500,000	5,500,000	$.13	$.13

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTHS ENDED JUNE 30, 2011
(unaudited)

NOTE 5 - EQUITY TRANSACTIONS - continued

The following table summarizes information about stock warrants outstanding and exercisable at June 30, 2011:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.05 to $.09	1,000,000	2.84	$.06	1,000,000
$.10 to $.49	4,500,000	2.51	$.15	4,500,000

NOTE 6 - SUBSEQUENT EVENTS

We have evaluated for disclosure purposes subsequent events.

On July 17, 2011, the Company issued to Jeffrey Schultz, its CEO, 500,000 shares of its restricted common stock relating to his employment contract dated October 1, 2010.

On July 17, 2011, the Company issued to Michael Fasci, its CFO, 500,000 shares of its restricted common stock relating to his employment contract dated July 31, 2010.

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

 Results of Operation for the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009 and the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

We generate revenues from the sale of the Blue Bamboo wireless terminals, our recurring monthly data plans and sales of our RedFin Gateway transaction platform.  Our revenue increased approximately 103% and approximately 116%, respectively, in the three months and six months ended June 30, 2011 compared to the same periods in 2010. The increase in sales was across all of our product lines and broke down as follows:

	3 Months Ended June 30, 2011 compared to 2010	6 Months Ended June 30, 2011 compared to 2010
Hardware:	+ 97%	+ 120%
Gateway Services:	+ 66%	+ 76%
Accessories:	+ 27%	+ 40%
Software	**	**

** New product. No comparable sales in the periods ending June 30, 2011.

Our cost of goods sold includes the payment processing terminals we sell as well as the recurring expenses to maintain the service to the terminals. Our cost of goods also includes our labor expenses to administer the gateway as well as the monthly licensing fees associated with maintaining and operating our payment gateway. Our cost of goods sold as a percentage of revenues was approximately 58% for the three months ended June 30, 2011 as compared to approximately 69% for the comparable period in 2010, and approximately 61% for the six months ended June 30, 2011 as compared to approximately 67% for the comparable period in 2010.  The decrease in our cost of goods sold as a percentage of revenues in the 2011 periods as compared to the 2010 periods reflects our increased sales of product combined with a more cost efficient use of our people and assets to create those sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Total operating expenses for the three and six months ended June 30, 2011 increased approximately 31% and 18% in each period from the comparable periods in 2010, and included the following:

●
Administrative expenses, which includes rent, salaries and general overhead costs increased approximately 61% and approximately 68%, respectively, for the three and six months ended June 30, 2011 from the comparable periods in 2010 as a result of increased staffing and administrative expenses due to increased sales. We anticipate that administrative expenses will remain steady in the final six months of this year,

●
Depreciation and amortization expenses decreased slightly in the second quarter of 2011 and was primarily composed of  the amortization of our purchase of Blue Bamboo USA as well as the depreciation costs associated with the development of certain company software products,

●
professional and consulting fees, which include sales and marketing consultants as well as investor relations services, increased approximately 98% and approximately 53%, respectively, in the three and six months ended June 30, 2010 from the comparable periods in 2010 as a result of requiring additional help relating to the increase in sales. We anticipate that professional and consulting fees should continue to decrease during the balance of 2011, and

●
Interest expense decreased approximately 58% in the second quarter of 2011 and approximately 69% for the six months ended June 30, 2011 from the comparable periods in 2010. Both of these decreases were primarily due to non-recurring deferred financing fees, interest charges, and the amortization of fees relating to borrowings in 2010 that were not incurred in 2011.

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

Net loss for the three months ended June 30, 2011 was $86,277 compared to a net gain of $102,331 for the comparable period in 2010, and our net loss for the six months ended June 30, 2011 increased approximately 116% from the comparable period in 2010. The increase in the net loss was attributable to increased derivative and liquidating liability expenses during the 2011 period as well as other income of 343,428 received in 2010 that was not recurring in 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company's needs for cash.  At June 30, 2011 we had a cash of $0 and working capital deficit of $486,098 as compared to cash on hand of $0 and a working capital deficit of $568,953 at December 31, 2010.

On June 23, 2010 the Company entered into a credit line agreement with H.E.B. LLC in the amount of $400,000. As of June 30, 2011 the principal amount owed under this line was $243,000 and accrued interest owing of $24,241. Outstanding balances on this line of credit will accrue at 14% per annum. This credit line becomes due on December 31, 2012.

During April 2008, the Company entered into a $500,000 line of credit with Commercial Holding, AG and amended in December 2008 to increase such line of credit to $700,000. Terms of the line of credit include interest payable at the rate of 10% per annum and repayment of principal by December 31, 2009, as amended. As part of the agreement dated April 29, 2008, Commercial Holding, AG agreed to assume $172,700 worth of notes previously owed by the Company to another creditor. This amount represents all of the borrowings by the Company from this other creditor in 2008. As additional consideration to Commercial Holding AG for entering into the line of credit, the Company agreed to immediately issue to Commercial Holding AG 2,000,000 shares of Rule 144 restricted Company common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share. Such equity issuances have been valued at $59,284 and expensed as interest in 2008, as the original maturity date of the original line of credit was December 2008. As consideration for the December 2008 amendment to the line of credit another 2,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share were issued. Interest expense of $8,263 was recorded and attributed to the December 2008 equity issuances in 2008, with another $139,724 recorded as deferred financing costs to be amortized through December 2009. As of June 29, 2010 the Company had used the entire $700,000 credit line and had a principal balance due on the credit line of $1,275,583.56 and interest owing on the credit line of $159,785.42. On June 30, 2010, the Company agreed to exchange $425,583.56 of principal balance due on the credit line for 4,479,827 shares of restricted common stock equating to a price of $.095 per share. This exchange of debt for equity reduced the principal amount owing and payable on the Commercial Holding, AG line of credit to $850,000. This line of credit is now due and payable on December 31, 2012. As of June 30, 2011 the outstanding balance due on this credit line was $1,132,000 in principal and $1,307 in accrued interest.

We had total assets of $432,911 at June 30, 2011 as compared to $299,019 at December 31, 2010. This overall increase in total assets is primarily due to increases in our inventory and accounts receivable.  We had total liabilities of $2,265,849 at June 30, 2011 as compared to $2,001,903 at December 31, 2010 which reflects decreases in all categories of liabilities including amounts due under accounts payable, notes payable, accrued expenses, derivative and liquidating liabilities, our lines of credit, and our secured convertible notes.

At June 30, 2011 our current assets increased approximately $161,601 from December 31, 2010 and included increases in both accounts receivable of $53,910, and inventory of $66,064.  Our customary terms offered our customers are payment prior to shipment. Most of our sales transactions are pre-paid by credit card or ACH. We anticipate inventory levels to remain steady through the end of the year.  At June 30, 2011 we had employee advances of $16,235 which have been advanced for travel and operational expenses. We expect this balance to fall significantly upon the submission of timely filed expense reports.

At June 30, 2011 our current liabilities increased approximately $77,946 from December 31, 2010, and consisted primarily of increases in amounts due under our notes payable $73,709, derivative and liquidating liabilities $71,035, and officers notes payable $38,291, as well as decreases in accounts payable $86,754.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

At June 30, 2011, we had $1,632,291 of notes payable which includes:

●	$48,000 principal amount of short-term notes issued in 2005 relating to a previous container financing business. These notes mature in various dates in 2012 and 2015. These notes carry no interest;

●	$66,000 principal amount of long-term notes issued in 2005 relating to a previous container financing business. These notes mature in various dates in 2012 and 2015. These notes carry no interest;

●	$80,000 principal amount of 8% convertible notes to Asher Enterprises, Inc. At June, 2011 there is unpaid interest due and accruing in the amount of $1,241;
●	$25,000 principal amount of a 12% promissory note with an investor;

●	$35,000 principal amount of 15% notes due officers of the Company or their affiliates; and

●	$3,291 principal amount of non-interest bearing notes due to officers of the Company.

We do not have any commitments for capital expenditures.   We do not have sufficient working capital to fund our ongoing operations and satisfy our debt obligations absent a significant increase in our revenues.  While we were able to establish a $400,000 credit line with H.E.B., LLC in June 2010 and significantly reduce other outstanding debt through the issuance of equity, our sources of cash are the availability of funds under the H.E.B., LLC line of credit and cash on hand. This credit line matures on December 31, 2012. As of June 30, 2011 the amount owed H.E.B. LLC under this credit line is $243,000.

The amount owed Commercial Holding, AG at June 30, 2011 under our credit line is $1,132,000.  This credit line matures on December 31, 2012. In the event we should fail to pay the interest or principal when due under the Commercial Holding, AG line of credit which would result in an event of default, or if any other events should occur which would otherwise result in an event of default under the agreement, the amounts due under the credit line would become immediately due and payable.  If we were unable to pay these amounts, the lender could seek to foreclose on the assets of our subsidiary which represents substantially all of our operations.

Our sources of working capital are limited to our cash on hand and availability under the H.E.B., LLC credit line.  We continue to rely on short terms loans to fund our daily operations and to meet payroll. As sales have increased the demand to borrow additional funds is decreasing. We continue to work with a number of potential lenders to provide funding for both operations and product inventory. There is no assurance that we will be able to obtain funds at favorable terms to us, if at all. In addition, under the terms of the two Asher Enterprises, Inc. $50,000 and $30,000  ($80,000 total) principal amount notes, we have granted the lender a right of first refusal for future offerings as well as anti-dilution rights which could adversely impact our results of operations in future periods if triggered.  As described elsewhere herein, we do not have sufficient funds to pay our outstanding debt obligations which are approximately $2,265,849 at June 30, 2011. We will need to raise capital to satisfy our debt obligations.  If we are unable to raise the necessary capital, we could be forced to curtail some or all of our operations and it is likely that investors would lose their entire investment in our company.

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

Under the supervision and with the participation of our senior management, consisting of Jeffrey Schultz, our Chief Executive Officer and Michael Fasci, our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report we failed to timely file Current Reports on Form 8-K disclosing issuances of securities. The failure to timely file these reports is a material weakness in our disclosure controls and procedures. We expect to implement enhanced policies and procedures during the third or fourth quarters of 2011 to ensure that our reports are filed on a timely basis with the Securities and Exchange Commission.

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

During the second quarter of 2011, the company issued to Asher Enterprises, Inc. 1,935,182 shares of the Company’s common stock upon the conversion of $50,000 principal amount and $2,000 accrued interest on a $50,000 convertible note that the Company had with Asher Enterprises, Inc. dated October 13, 2010 at prices between $.0264 and $.0285 per share. The recipient was an accredited or otherwise sophisticated investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On April 27, 2011, the Company issued to Commercial Holding, AG 666,666 shares of its restricted common stock. These shares were valued at $36,667 and were paid in lieu of accrued interest on its outstanding line of credit. The recipient was an accredited or otherwise sophisticated investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On June 15, 2011 and June 25, 2011, the Company sold an aggregate of 345,000 shares of common stock at a purchase price of $.03 per share resulting in gross proceeds to the Company of $10,350. The Company did not pay any commissions or finder’s fees in these transactions. The purchasers were accredited or otherwise sophisticated investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On June 20, 2011, the Company issued to Undiscovered Equities 500,000 shares of its restricted common stock. These shares were valued at the sum of $25,000 and were issued as payment for investor relations services. The recipient was an accredited or otherwise sophisticated investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On June 22, 2011, the Company sold an aggregate of 2,857,143 shares of common stock at a purchase price of $.035 per share resulting in gross proceeds to the Company of $10,350. The Company did not pay any commissions or finder’s fees in these transactions. The purchasers were accredited or otherwise sophisticated investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

On July 17, 2011, the Company issued Jeffrey Schultz, its CEO, 500,000 shares of common stock valued at $25,000 as a bonus pursuant to the terms of his employment contract dated October 1, 2010.  On July 17, 2011, the Company also issued to Michael Fasci, its CFO, 500,000 shares of its common stock valued at $25,000 as a bonus pursuant to the terms of his employment contract dated July 31, 2010. The recipients were accredited investors and the issuances were exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit No.	Description
3.5	Articles of Amendment to the Articles of Incorporation (1)

10.1	Asher Enterprises, Inc. – Convertible Promissory Note Dated 5/17/11 *

10.3	Asher Enterprises, Inc. $50,000 Convertible Note dated February 23, 2011* [FILED AS AN EXHIBIT TO THE 10-K]

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *

32.1	Section 1350 certification of Chief Executive Officer *

32.2	Section 1350 certification of Chief Financial Officer *

101	Interactive Data Files *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.

Date: August 19, 2011	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: President, CEO, principal executive officer

Date: August 19, 2011	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer, principal financial officer