Form 10-Q
period 2011-09-30
REDFIN NETWORK, INC.
filed 2011-11-10
CIK 1100394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

The number of outstanding shares of the issuer’s common stock, $0.001 par value, as of November 4, 2011 was 80,537,313.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

REDFIN NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	September, 30	December 31,

	2011	2010
	(Unaudited)
CURRENT ASSETS
Cash	$29,604	$-
Accounts receivable, Net	124,640	88,419
Employee Advances	7,268	13,479
Inventory	140,901	90,469
Product Deposits	30,343	15,281
Prepaid Expenses	4,783	4,783

Total Current Assets	337,539	212,431

FURNITURE AND EQUIPMENT (NET)	20,194	13,806

OTHER ASSETS
Refundable Deposits	21,747	8,884
Intangible, Net	34,627	63,899

Total Other Assets	56,374	72,782

TOTAL ASSETS	$414,107	$299,019

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash Overdraft	$-	$8,992
Accounts Payable	314,910	477,769
Notes Payable	219,500	99,291
Notes Payable - Related Parties	28,291	-
Deposits Payable	30,066	21,902
Accrued Expenses	39,635	44,476
Derivative and Liquidating Liabilities	205,821	114,474

Total Current Liabilities	838,222	766,903

LONG TERM LIABILITIES
Lines of Credit	1,385,000	1,145,000
Notes Payable	58,000	90,000

Total Long Term Liabilities	1,443,000	1,235,000

STOCKHOLDERS' DEFICIT
Preferred Stock, $.001 par value, 20,000,000 shares authorized, none issued, and outstanding
Common stock, $.001 par value, 250,000,000 shares authorized,
80,537,313 and 66,265,552 issued and outstanding, respectively	80,538	66,266
Additional Paid in Capital	5,607,116	5,093,341
Accumulated Deficit	(7,554,767)	(6,862,490)

Total Stockholders' Deficit	(1,867,114)	(1,702,884)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$414,107	$299,019

The accompanying notes are an integral part of these statements

REDFIN NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Sales	$779,908	$418,769	$2,367,236	$1,153,238

Cost of Goods Sold	493,314	278,521	1,453,740	770,224

Total Gross Income	286,594	140,248	913,496	383,014

EXPENSES
Administrative Expenses	464,993	243,432	1,197,472	677,057
Professional and Consulting	55,281	20,013	143,021	78,384
Depreciation and Amortization	10,176	10,565	30,528	31,696

Total Expenses	530,450	274,010	1,371,021	787,137

Net Loss before other income (expense)	(243,856)	(133,762)	(457,525)	(404,123)

Other Income (Expense):	131	536,222	147	877,325
Interest Income (Expense)	(58,639)	(88,468)	(143,553)	(360,164)
Deriv. and Liquid. Income (Expense)	(20,311)	32,435	(91,347)	62,233

Net Income (Loss) before Provision
for Income Taxes	(322,676)	346,427	(692,278)	175,271

Provision for Income Taxes	-	-	-	-

NET INCOME (LOSS)	$(322,676)	$346,427	$(692,278)	$175,271

Net Income (Loss) per Common Share
Basic	$(0.00)	$0.01	$(0.01)	$0.00
Diluted	$(0.00)	$0.01	$(0.01)	$0.00

Weighted Average Number of Shares
Common Shares Outstanding -
Basic	76,710,928	63,068,332	73,401,433	59,769,613
Diluted	76,710,928	63,438,105	73,401,433	60,169,386

The accompanying notes are an integral part of these statements

REDFIN NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
Cash Flows From Operating Activities:	(unaudited)

Net Loss	$(692,278)	$175,271

Adjustments to Net Loss:

Derivative and Liquidating Expenses	91,347	(374,078)
Depreciation	1,257	8,484
Amortization	29,271	23,212
Equity Issued for Services and Interest	111,500	57,500
Gain on Sale of License	-	(211,316)
Gain of Debt Forgiveness	-	(353,726)

Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:

Changes in Assets and Liabilities:
Prepaid Expense	-	14,206
Inventory	(50,432)	313,837
Customer Deposits	8,164	(3,000)
Product Deposits	(15,062)	-
Employee Advances	6,211	(5,834)
Accrued Expenses	39,857	354,305
Accounts Receivable	(36,221)	(9,499)
Accounts Payable	(162,859)	(97,676)

Net Cash (Used) by Operating Activities	(669,246)	(108,314)

Cash Flows From Investing Activities:

Refundable Deposits	(12,863)
Purchase of Equipment	(7,645)	(11,340)

Net Cash (Used) by Investing Activities	(20,508)	(11,340)

Cash Flows From Financing Activities:
Notes Payable Proceeds	225,500	30,000
Notes Payable and Line of Credit Repayments	(92,000)	(245,000)
Cash Overdraft	(8,992)	-
Line of Credit Advances	298,000	357,500
Notes Payable - Related Parties Repaid	(40,000)	-
Note Payable - Related Parties	65,000	-
Proceeds from the sale of Common Stock	271,850	-

Net Cash Provided by Financing Activities	719,358	142,500

Net Change in Cash	29,604	22,845

Cash and Cash Equivalents - Beginning	-	4,009

Cash and Cash Equivalents - Ending	$29,604	$26,854

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Financing Transactions:
Conversion of Indebtedness for Equity	$144,697	$580,384
Equity Issued For Interest

The accompanying notes are an integral part of these statements

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of RedFin Network, Inc. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the nine month periods ended September, 2011 and September, 2010, the Company had a net loss of $692,278 and net income of $175,271 respectively and has a stockholders’ deficit of $1,867,114 as of September 30, 2011. The net income in the nine months ending September 30, 2010 was primarily attributable to non-recurring “other income.” As of September 30, 2011 the Company had $29,604 in cash. As stated by our auditors in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2010, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing but cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Consolidation

The accompanying consolidated financial statements of the Company, RedFin Network, Inc. (RFNN), a Nevada corporation formerly known as Secured Financial Network, Inc., include the accounts of the Company and its wholly owned subsidiaries, RedFin Network, Inc., Inc, a Florida corporation formerly known as Virtual Payment Solutions, Inc. ("RFN") and Blue Bamboo USA, Inc. a Florida corporation (“BB USA”). The Company created RFN in September of 2007.  In April 2011 RFN was merged into the company with the Company as the survivor.  The Company purchased BB USA in November of 2009. All significant inter-company accounts and transactions are eliminated in consolidation.

Stock-Based Employee Compensation

The Company has adopted the Financial Accounting Standards Board (“FASB”) guidelines that require companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying these FASB guidelines approximated $75,000 and $30,000 in compensation expense during the three months ended September 30, 2011 and 2010 respectively.  The impact for the nine months ended September 30, 2011 and 2010 approximated $111,500 and $57,500 respectively.

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Business and Credit Concentration

The Company purchases the majority of its products for resale from two suppliers. As of September 30, 2011, the Company’s outstanding balance due these suppliers was $186,717. The loss of one or both these suppliers could have a material adverse effect upon its business for a short-term period of time.

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

Fair Value of Financial Instruments

The Company has adopted the FASB guidelines regarding the estimate of the fair value of all financial instruments included on its balance sheet as of September 30, 2011. The Company considers the carrying value of accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded notes payable, derivative and liquidating liabilities on the secured convertible notes, largely as a result of the undercapitalization of the Company.

Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the convertibles notes. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The recorded value of all derivatives at September 30, 2011 and December 31, 2010 totaled $205,821 and $114,474, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At September 30, 2011 and December 31, 2010 derivatives were valued primarily using the Black-Scholes Option Pricing Model.

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
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

The fair value of our financial instruments at September 30, 2011 and December 31, 2010 follows:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – September 30, 2011	$-	$-	$205,821

Derivative securities – December 31, 2010	$-	$-	$114,474

Recent Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been deemed not relevant, and as a result the adoption of these other new accounting pronouncement is not expected to have any impact once adopted.

Reclassifications

Certain reclassifications to the numbers have been made to the prior periods for presentation purposes.

NOTE 2 - ACCRUED LIABILITIES

The accrued liabilities consisted of the following:

	September 30,	December 31,
	2011	2010
Interest	$35,472	$23,386
Payroll	$3,750	$19,000
Payroll Taxes	$413	$2,090
Total	$39,635	$44,476

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(unaudited)

NOTE 3 - NOTES PAYABLE

Investor Notes Payable

As of September 30, 2011, the Company’s notes payable relating to its previous container financing business total $102,000. These notes payable are subject to monthly payments of $4,000 through January of 2015.

Convertible Notes Payable

On May 17, 2011 the Company entered into a Convertible Promissory Note (Note #5) with Asher Enterprises, Inc. with a principal amount of $30,000. Terms of the note are interest at 8% per annum and the note matures in February 2012. If the note remains unpaid after 9 months from the issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 61% of the “trading price” as described in the Note. The proceeds from this loan were used for both the purchase of inventory as well as Company operations.

On September 15, 2011 the Company entered into a Convertible Promissory Note (Note #6) with Asher Enterprises, Inc. with a principal amount of $63,000. Terms of the note are interest at 8% per annum and the note matures in June 2012. If the note remains unpaid after 9 months from the issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. The proceeds from this loan were used for both the purchase of inventory as well as Company operations.

Notes Payable

On March 22, 2011 the Company entered into a $25,000 Promissory Note with Mr. Edward Rappa. The note matures in 1 year and has an interest rate of 12% to be paid monthly.

On July 1, 2011 the Company entered into a $57,500 Promissory Note with an investor. The note matures in 1 year. The proceeds of the note were used to buy ICG product inventory and the interest rate on the note is dependent on the sale of that inventory.

Notes Payable Officers

On January 26, 2011 the Company entered into a $50,000 Promissory Note with Process Engineering Services, Inc., a company owned by our CFO, Michael Fasci. The note matures in 1 year and has an interest rate of 15% to be paid quarterly. As additional consideration for entering into the note, 1 share of restricted common stock was issued for each dollar loaned. As of September 30, 2011 the outstanding principal balance is $10,000 and includes $0 of accrued interest. On December 6, 2010, Process Engineering Services, Inc. also advanced the Company $3,291. This amount is non-interest bearing and payable upon demand.

On January 28, 2011 the Company entered into a $15,000 Promissory Note with Kathy Schultz, the wife of our CEO, Jeffrey Schultz. The note matures in 1 year and has an interest rate of 15% to be paid quarterly. As additional consideration for entering into the note, 1 share of restricted common stock was issued for each dollar loaned. As of September 30, 2011 the outstanding principal balance is $15,000 and includes $0 of accrued interest.

Lines of Credit

As of June 29, 2010 the Company had used the entire $700,000 credit line and had a principal balance due on the credit line of $1,275,583.56 and interest owing on the credit line of $159,785.42. On June 30, 2010, the Company agreed to exchange $425,583.56 of principal balance due on the credit line for 4,479,827 shares of restricted common stock equating to a price of $.095 per share. This exchange of debt for equity reduced the principal amount owing and payable on the Commercial Holding, AG line of credit to $850,000. This line of credit is now due and payable on December 31, 2012. As of September 30, 2011 the outstanding balance due on this credit line was $1,142,000 in principal and $21,279 in accrued interest.

During June 2010, the Company entered into line of credit with HEB, LLC with an initial credit limit of $400,000. Interest on outstanding balances will accrue at the rate of 14% per annum. This line of credit is due and payable on December 31, 2012. As of September 30, 2011 the outstanding principal balance due on this credit line was $243,000 and $13,146 in accrued interest.

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(unaudited)

NOTE 4 - DERIVATIVE AND LIQUIDATING LIABILITIES

Asher Enterprises Convertible Notes

On May 17, 2011, the Company issued a $30,000 convertible note (Asher Note #5), convertible into shares of common stock at 61% of the then market price of the common stock.

The fair value of the total derivative liabilities of $65,491 relating to the Asher Enterprises, Inc. note as of September 30, 2011 is attributed to the Convertible Note conversion factor of 61% of market. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed as follows:

Convertible Note into Shares
Market Price of Stock	$0.067
Exercise Price	$0.041
Term	One Year
Volatility	182%
Risk Free Rate	.96%
Number of Shares Assumed Issuable	1,350,624

On September 15, 2011, the Company issued a $63,000 convertible note (Asher Note #6), convertible into shares of common stock at 60% of the then market price of the common stock.

The fair value of the total derivative liabilities of $140,329 relating to the Asher Enterprises, Inc. note as of September 30, 2011 is attributed to the Convertible Note conversion factor of 60% of market. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed as follows:

Convertible Note into Shares
Market Price of Stock	$0.067
Exercise Price	$0.040
Term	One Year
Volatility	182%
Risk Free Rate	.96%
Number of Shares Assumed Issuable	2,883,582

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(unaudited)

NOTE 5 - EQUITY TRANSACTIONS

Common Stock

During the nine months ending September 30, 2011 the following equity transactions occurred:

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

On July 11, 2011 we issued 500,000 shares of our common stock to Michael Fasci, an officer of our company, relating to his employment contract. These shares were valued at the sum of $25,000 and were valued at $.05.

On July 11, 2011 we issued 500,000 shares of our common stock to Jeffrey Schultz, an officer of our company, relating to his employment contract. These shares were valued at the sum of $25,000 and were valued at $.05.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On July 15, 2011, the Company issued to Undiscovered Equities 500,000 shares of its restricted common stock.  These shares were valued at the sum of $25,000 and were used as payment for investor relations services.

During the third quarter of 2011, the Company issued to Asher Enterprises, Inc. 1,764,675 shares of the Company’s common stock upon the conversion of $50,000 principal amount and $2,000 accrued interest on a $50,000 convertible note that the Company had with Asher Enterprises, Inc. dated February 23, 2011 at prices between $.0291 and $.0298 per share.

On September 30, 2011, the Company did a private placement directly with nine investors for the sum of $161,500.  The Company issued 4,388,096 shares in exchange for the funds provided at prices between $.03 and $.04 per share. The recipients are accredited investors and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011
(unaudited)

NOTE 5 - EQUITY TRANSACTIONS - continued

A summary of the activity of warrants issued as of September 30, 2011 as follows:

Weighted Average
	Warrants		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2010	5,500,000	5,500,000	$.13	$.13
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-	-	-
Balance – September 30, 2011	5,500,000	5,500,000	$.13	$.13

The following table summarizes information about stock warrants outstanding and exercisable at September 30, 2011:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.05 to $.09	1,000,000	2.84	$.06	1,000,000
$.10 to $.49	4,500,000	2.51	$.15	4,500,000

NOTE 6 - SUBSEQUENT EVENTS

We have evaluated for disclosure purposes subsequent events.

On October 31, 2011 the Company entered into a Convertible Promissory Note (Note #7) with Asher Enterprises, Inc. with a principal amount of $42,500. Terms of the note are interest at 8% per annum and the note matures in August 2012. Any time after the issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. The proceeds from this loan were used for both the purchase of inventory as well as Company operations.

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

Overview

We are a valued added provider of payment transaction processing solutions marketed to and utilized by traditional “brick and mortar”, and Internet e-commerce merchants, with a focus on businesses requiring mobile or wireless payment solutions and hardware to conduct business.  Our Company website is  www.RedFinnet.com .

RFN markets its products and services through the branded name RedFin Network.  These products and services today include:

Blue Bamboo® H-50 Wireless all-in-one transaction terminal
Blue Bamboo® P-25 printer and printer card reader device
Blue Bamboo® Blue Box table pay restaurant solution
RedFin PCI Compliant and Visa certified Payment Gateway
RedFin PocketPOS for Blackberry®, iPhone®, and Android®
RedFin Sidebar QuickBooks interface
RedFin Desktop Terminal
HIOPOS® Point-Of-Sale retail and hospitality system

All of the transaction hardware is integrated with the RedFin Payment Gateway, which connects merchants utilizing IP based terminals and wireless devices using Bluetooth, Ethernet, and GPRS to acquiring processors and banks for approval or denial of credit card, debit card, and ACH charges.

The RedFin Payment Gateway, servicing over 7,000 merchants today, is a customized credit/debit card-processing platform serving as the connection between the customers at point-of-sale to the financial networks for the acceptance of card payment by merchants.  Third party providers in compliance with financial institutions process most card transactions worldwide.  The Payment Gateway processes all credit card types, which include Visa, MasterCard, American Express, Discover, JCB, and EBT through transaction terminals, virtual terminals, and wireless mobile devices.  The Blue Bamboo Payment Gateway received its PCI/DSS Compliance in October 2008. The Payment Gateway is now listed under the RedFin Network name on the Visa’s approved Payment Gateway list as of March 2011 after RedFin completed its purchase of the gateway from Blue Bamboo in October of 2010.  In July of 2011 Hypercom® issued a “Support Discontinuance Notice” relative to their SmartPayments® Savannah products (formerly know as TPI SmartPayments) software under which RedFin’s Payment Gateway and many other payment industry gateways operated.  As a result of this notice RedFin decided to move its payment gateway platform to T-Gate, LLC through a managed solution agreement.  RedFin engaged Trustwave®, a Visa approved PCI Compliance auditing group, to re-certify the RedFin Payment Gateway.  This audit is completed and RedFin is again listed on Visa approved service providers list (usa.visa.com/.../cisp-list-of-pcidss-compliant-service-providers.pdf).

The PCI/DSS Standard was developed by the major credit card associations as a guideline to help organizations that process card payments prevent credit card fraud, cracking and various other security vulnerabilities and threats. A company processing, storing, or transmitting payment card data must be PCI compliant or risk losing their ability to process credit card payments and being audited and/or fined. Merchants and payment card service providers must validate their compliance annually.

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

Overview - continued

The RedFin Payment Gateway is re-branded for other large associations requiring their own name recognition by the ISO/Merchant customer base.  Currently we private label the Payment Gateway for our customers Snap Pay, Blackstone Merchant Services, Prospay, TX Direct, Ellamate, Charge Card systems, Diversified Check Solutions and Versatile Pay to name a few.

In late 2009 RedFin became a preferred vendor of Chase Paymentech for deployment of Blue Bamboo products operating on the RedFin Network, through Chases 300 agent internal network in Dallas and Phoenix and banking agents nationwide.

Through 2010 RedFin delivered over 2000 Blue Bamboo P-25 printer/card readers to Arvato Services, provider of logistic services to Intuit for their Go-Payment mobile transaction platform.  In addition, RFN continues to be the provider of the same printer/card reader for Aircharge, a Pipeline Data Company, providing a mobile platform for processing through all major cell phones.

In 2011 RedFin has continued to grow its footprint in the mobile and wireless sectors of the transaction payment industry by focusing and expanding it sales effort through its vendor relationship with Fifth Third banks Vantiv processing division, through Aircharges sales relationship with Sprint®Biz360 program, and with expansion of hardware sales through other large hardware sales groups such as The Phoenix Group and TASQ® a First Data company.

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

The Company will continue its objective to keep a low cost efficient overhead by outsourcing, hosting, customer and technical support, while controlling all product deployment internally.  All Level 1 and 2 customer service related questions have also been outsourced to Card Group with a 24/7 resolution of customer trouble tickets in less than 15 minutes.  Level 3 technical support is provided after hours by Power-It-Up.

Results of Operation for the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010 and the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

We generate revenues from the sale of the Blue Bamboo wireless terminals, our recurring monthly data plans and sales of our RedFin Gateway transaction platform.  Our revenue increased approximately 87% and approximately 106%, respectively, in the three months and nine months ended September 30, 2011 compared to the same periods in 2010. The increase in sales was across all of our product lines and broke down as follows:

	3 Months Ended September 30, 2011 vs. 2010		9 Months Ended September 30, 2011 vs. 2010
Hardware:	+	97%	+	112%
Gateway Services:	+	59%	+	72%
Accessories:	+	78%	+	53%

Our cost of goods sold includes the payment processing terminals we sell as well as the recurring expenses to maintain the service to the terminals. Our cost of goods also includes our labor expenses to administer the gateway as well as the monthly licensing fees associated with maintaining and operating our payment gateway. Our cost of goods sold as a percentage of revenues was approximately 64% for the three months ended September 30, 2011 as compared to approximately 67% for the comparable period in 2010, and approximately 62% for the nine months ended September 30, 2011 as compared to approximately 67% for the comparable period in 2010.  The decrease in our cost of goods sold as a percentage of revenues in the 2011 periods as compared to the 2010 periods reflects our increased sales of product combined with a more cost efficient use of our people and assets to create those sales.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Total operating expenses for the three and nine months ended September 30, 2011 increased approximately 94% and 75% in each period from the comparable periods in 2010, and included the following:

●
Administrative expenses, which include rent, salaries and general overhead costs, increased approximately 91% and approximately 77%, respectively, for the three and nine months ended September 30, 2011 from the comparable periods in 2010 as a result of increased staffing and administrative expenses due to increased sales. We anticipate that administrative expenses will remain steady in the final three months of this year and fall in the first half of 2012.

●
Depreciation and amortization expenses remained steady in the third quarter of 2011 and was primarily composed of  the amortization of our purchase of Blue Bamboo USA as well as the depreciation costs associated with the development of certain company software products,

●
professional and consulting fees, which include sales and marketing consultants as well as investor relations services, increased approximately 177% and approximately 83%, respectively, in the three and nine months ended September 30, 2011 from the comparable periods in 2010. This increase in fees is due to the Company’s efforts in developing market awareness of it’s products and services as well as increased efforts in getting the Company’s business in front of more investors to create a more a liquid market in the Company’s stock. We anticipate that professional and consulting fees should continue to decrease during the balance of 2011, and

●
Interest expense decreased approximately 34% in the third quarter of 2011 and approximately 61% for the nine months ended September 30, 2011 from the comparable periods in 2010. Both of these decreases were primarily due to non-recurring deferred financing fees, interest charges, and the amortization of fees relating to borrowings in 2010 that were not incurred in 2011.

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

Net loss for the three months ended September 30, 2011 was $322,676 compared to net income of $346,427 for the comparable period in 2010, and our net loss for the nine months ended September 30, 2011 was $692,278 compared to net income of $175,271 in the comparable period in 2010. A significant portion of the increase in the net loss was attributable to other income of $536,222 and $877,325 received in the three and nine month periods in 2010 that was not recurring in 2011.

Another item creating additional expense in the current quarter that were not in the previous periods was that on July 15, 2011, the Company’s gateway software provider announced an “end-of-life” to its software. The Company took immediate steps to migrate to a new software provider. In switching to a new software provider, Visa rules require a complete recertification of the new provider’s software. This new sofware provides the increased security and high-level certifications required by the industry to support our client base. While we were able to implement this new software without interruption, the recertification process did present one-time certification fess and expenses as well as an interruption of new client business during the transition to the new software. All expenses relating to this software migration were incurred in the third quarter and no additional expenses are expected to be incurred. Furthermore, as a result of this event, the Company was able to restructure its expenses relating to its gateway and gateway software expenses and expects a reduction in costs in future periods

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company's needs for cash.  At September 30, 2011 we had cash on hand of $29,604 and working capital deficit of $500,683 as compared to cash on hand of $0 and a working capital deficit of $554,472 at December 31, 2010.

We had total assets of $414,107 at September 30, 2011 as compared to $299,019 at December 31, 2010. This overall increase in total assets is primarily due to increases in our cash on hand, inventory and accounts receivable.  We had total liabilities of $2,281,222 at September 30, 2011 as compared to $2,001,903 at December 31, 2010. Increased sales have caused a reduction in accounts payable and the increased convertible debt has caused an increase in the associated derivative and liquidating liabilities. The increase in Notes Payable – Related Parties are a result of Company officers providing additional working capital for the Company’s operational needs.

At September 30, 2011 our current assets increased approximately 59% from December 31, 2010 and included increases in cash on hand, accounts receivable, inventory and product deposits.  Product deposits are down payments that the Company provides certain product suppliers upon inventory order placement. Our customary terms offered our customers are payment prior to shipment. Most of our sales transactions are pre-paid by credit card or ACH. We anticipate inventory levels to remain steady through the end of the year.  At September 30, 2011 we had employee advances of $7,268 which have been advanced for travel and operational expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - continued

Liquidity and Capital Resources - continued

At September 30, 2011 our current liabilities increased approximately 10% from December 31, 2010, and consisted primarily of increases in amounts due under our notes payable, notes payable - related parties, deposits payable and derivative and liquidating liabilities offset by decreases in cash overdraft, accounts payable and accrued expenses.

At September 30, 2011, we had $1,690,791 of notes payable which includes:

●	$44,000 principal amount of short-term notes issued in 2005 relating to a previous container financing business. These notes mature in various dates in 2012 and 2015. These notes carry no interest;

●	$58,000 principal amount of long-term notes issued in 2005 relating to a previous container financing business. These notes mature in various dates in 2012 and 2015. These notes carry no interest;

●	$57,500 principal amount promissory note with an investor. This note is Due June 30, 2012. This note was used to buy inventory and the interest rate is dependent on the sales of said inventory.

●
$93,000 principal amount of 8% convertible notes to Asher Enterprises, Inc. At September 30, 2011 there is unpaid interest due and accruing in the amount of $972; Note #5, principal amount $30,000 is due February 20, 2012, and Note #6, principal amount 63,000 is due June 19, 2012.

●	$25,000 principal amount of a 12% promissory note with an investor due March 21, 2012;

●	$25,000 principal amount of 15% notes due officers of the Company or their affiliates due January 2012; and

●	$3,291 principal amount of non-interest bearing notes due to officers of the Company. This note has no due date.

We do not have any commitments for capital expenditures.   We do not have sufficient working capital to fund our ongoing operations and satisfy our debt obligations absent a significant increase in our revenues.  While we were able to establish a $400,000 credit line with H.E.B., LLC in June 2010 and significantly reduce other outstanding debt through the issuance of equity, our sources of cash are the availability of funds under the H.E.B., LLC line of credit and cash on hand. This credit line matures on December 31, 2012. As of September 30, 2011 the amount owed H.E.B. LLC under this credit line is $243,000.

The amount owed Commercial Holding, AG at September 30, 2011 under our credit line is $1,142,000.  This credit line matures on December 31, 2012. In the event we should fail to pay the interest or principal when due under the Commercial Holding, AG line of credit which would result in an event of default, or if any other events should occur which would otherwise result in an event of default under the agreement, the amounts due under the credit line would become immediately due and payable.  If we were unable to pay these amounts, the lender could seek to foreclose on the assets of our subsidiary which represents substantially all of our operations.

Our sources of working capital are limited to our cash on hand and availability under the H.E.B., LLC credit line.  We continue to rely on short terms loans to fund our daily operations and to meet payroll. As sales have increased the demand to borrow additional funds is decreasing. The terms of these loans are generally not favorable to us.  We continue to work with a number of potential lenders to provide funding for both operations and product inventory. There is no assurance that we will be able to obtain funds at favorable terms to us, if at all. In addition, under the terms of the two Asher Enterprises, Inc. $63,000 and $30,000  ($93,000 total) principal amount notes, we have granted the lender a right of first refusal for future offerings as well as anti-dilution rights which could adversely impact our results of operations in future periods if triggered. As described elsewhere herein, we do not have sufficient funds to pay our outstanding debt obligations which are approximately $2,281,222 at September 30, 2011. We will need to raise capital to satisfy our debt obligations.  If we are unable to raise the necessary capital, we could be forced to curtail some or all of our operations and it is likely that investors would lose their entire investment in our company.

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

Under the supervision and with the participation of our senior management, consisting of Jeffrey Schultz, our Chief Executive Officer and Michael Fasci, our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report we failed to timely file Current Reports on Form 8-K disclosing the issuances of securities and the Company entering into material borrowing obligations. The failure to timely file these reports is a material weakness in our disclosure controls and procedures. We expect to implement enhanced policies and procedures during the fourth quarter of 2011 to ensure that our reports are filed on a timely basis with the Securities and Exchange Commission.

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

On July 15, 2011, the Company issued to Undiscovered Equities 500,000 shares of its restricted common stock.  These shares were valued at the sum of $25,000 and were used as payment for investor relations services.

Between September 2, 2011 and September 19, 2011, the Company issued to Asher Enterprises, Inc. 1,764,675 shares of the Company’s common stock upon the conversion of $50,000 principal amount and $2,000 accrued interest on a $50,000 convertible note (Note #4) that the Company had with Asher Enterprises, Inc. dated February 23, 2011 at prices between $.0291 and $.0298 per share. The recipient was an accredited investor and had access to information concerning our company. The issuances were exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 3(a)(9) of that act.

On September 15, 2011 the Company entered into a Convertible Promissory Note (Note #6) with Asher Enterprises, Inc. with a principal amount of $63,000. Terms of the note are interest at 8% per annum and the note matures in June 2012. If the note remains unpaid after 9 months from the issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note.  The conversion price of the note is subject to adjustment if, at any time when any notes in this series are issued and outstanding, we issues or sell, or in accordance with the terms of the note are deemed to have issued or sold, any shares of our common stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith) less than the conversion price in effect on the date of such issuance (or deemed issuance) of such shares of common stock (a “Dilutive Issuance”).  Immediately upon the Dilutive Issuance, the conversion price of the note is reduced to the amount of the consideration per share received by us in such Dilutive Issuance. The note is not convertible to the extent that the number of shares of our common stock beneficially owned by the holder and the number of shares of our common stock issuable upon the conversion of the note would result in the beneficial ownership by holder of more than 4.99% of our then outstanding common stock. This provision may be waived upon 61 days notice to us.  The proceeds from this loan were used for both the purchase of inventory as well as Company operations. The lender was an accredited investor and had access to information concerning our company. The issuance was exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - continued

On September 30, 2011, the Company sold an aggregate of 4,388,096 shares of its common stock to nine accredited investors at prices ranging from $0.03 to $0.04 per share in a private placement exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) and Regulation D of that act.  We received gross process of $161,500. There were no commissions or finders fees paid for these funds. We are using the net proceeds for general working capital.

On October 31, 2011 the Company entered into a Convertible Promissory Note (Note #7) with Asher Enterprises, Inc. with a principal amount of $42,500. Terms of the note are interest at 8% per annum and the note matures in August 2012. Any time after the issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. The conversion price of the note is subject to adjustment if, at any time when any notes in this series are issued and outstanding, we issues or sell, or in accordance with the terms of the note are deemed to have issued or sold, any shares of our common stock in a Dilutive Issuance.  Immediately upon the Dilutive Issuance, the conversion price of the note is reduced to the amount of the consideration per share received by us in such Dilutive Issuance. The note is not convertible to the extent that the number of shares of our common stock beneficially owned by the holder and the number of shares of our common stock issuable upon the conversion of the note would result in the beneficial ownership by holder of more than 4.99% of our then outstanding common stock. This provision may be waived upon 61 days notice to us.  The lender was an accredited investor and had access to information concerning our company. The issuance was exempt from registration under the Securities Act of 1933 in reliance on exemptions provided by Section 4(2) of that act.  The proceeds from this loan were used for both the purchase of inventory as well as Company operations.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information.

On July 1, 2011 the Company entered into a $57,500 Promissory Note with an investor. The note matures in one year from the date of issuance. The proceeds of the note were used to buy ICG product inventory and the interest rate on the note is dependent on the sale of that inventory, with a minimum guarantee of $5,750 per 30 day period.   During the three months ended September 30, 2011 we paid the lender $11,500 under the terms of this note.  The note is personally guaranteed by our Chief Executive Officer.

On October 1, 2009 our subsidiary, RedFin Network, Inc., entered into a two year Employment Agreement with Mr. David Rappa to serve as its President. Under the terms of the agreement as compensation for his services we pay Mr. Rappa an annual base salary of $45,000, commissions ranging on equipment sales ranging from 4% to 8%.  In September 2011 we entered into an extension agreement with Mr. Rappa extending the term of the agreement until December 31, 2011. The Company plans to restructure Mr. Rappa’s employment contract effective January 1, 2012 and required more time to work out the details.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Noriega $57,500 Note dated July 1, 2011 *

10.2	Asher Enterprises, Inc. $63,000 Convertible Note (Note #6) dated September 15, 2011*

10.3	Asher Enterprises, Inc. $42,500 Convertible Note (Note #7) dated October 31, 2011*

10.4	Rappa Employment Agreement Extension through December 31, 2011 dated September 27, 2011 *

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *

32.1	Section 1350 certification of Chief Executive Officer *

32.2	Section 1350 certification of Chief Financial Officer *

101.INS	XBRL Instance Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.LAE	XBRL Taxonomy Extension Label Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.SCH	XBRL Taxonomy Extension Schema *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.

Date: November 10, 2011	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: President, CEO, principal executive officer

Date: November 10, 2011	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer, principal financial officer