Form 10-K
period 2011-12-31
REDFIN NETWORK, INC.
filed 2012-03-30
CIK 1100394

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
☐ Yes     ☑ No

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
☐ Yes     ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. $2,770,028 on June 30, 2011.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date. 83,929,463 shares of common stock are issued and outstanding as of March 26, 2012.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “RedFin Network", “Secured Financial Network”, "we"", "our", the "Company" and similar terms refer to RedFin Network, Inc, a Nevada corporation, and its wholly-owned subsidiaries RedFin Network, Inc., a Florida corporation formerly known as Virtual Payment Solutions, Inc., “RFN”, or “RedFin Network”, and Blue Bamboo USA, Inc. a Florida corporation.  In addition, when used herein and unless specifically set forth to the contrary, “fiscal 2011” refers to the year ended December 31, 2011 and “fiscal 2010” refers to the year ended December 31, 2010.  The information which appears on our website at www.redfinnet.com is not part of this report.

PART I

ITEM 1.                BUSINESS.

Overview

We are a valued added provider of payment transaction processing solutions marketed to and utilized by traditional “brick and mortar”, and Internet e-commerce merchants, with a focus on businesses requiring mobile or wireless payment solutions and hardware to conduct business.  Our Company website is www.RedFinnet.com.

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

The RedFin Payment Gateway, servicing over 11,000 merchants today, is a customized credit/debit card-processing platform serving as the connection between the customers at point-of-sale to the financial networks for the acceptance of card payment by merchants.  Third party providers in compliance with financial institutions process most card transactions worldwide.  The Payment Gateway processes all credit card types, which include Visa, MasterCard, American Express, Discover, JCB, and EBT through transaction terminals, virtual terminals, and wireless mobile devices.  The Blue Bamboo Payment Gateway received its PCI/DSS Compliance in October 2008. The Payment Gateway is now listed under the RedFin Network name on the Visa’s approved Payment Gateway list as of March 2011 after RedFin completed its purchase of the gateway from Blue Bamboo in October of 2010.  In July of 2011 Hypercom® issued a “Support Discontinuance Notice” relative to their SmartPayments® Savannah products (formerly known as TPI SmartPayments) software under which RedFin’s Payment Gateway and many other payment industry gateways operated.  As a result of this notice RedFin decided to move its payment gateway platform to T-Gate, LLC through a managed solution agreement.  RedFin engaged Trustwave®, a Visa approved PCI Compliance auditing group, to re-certify the RedFin Payment Gateway.  This audit is completed and RedFin is again listed on Visa approved service providers list (usa.visa.com/.../cisp-list-of-pcidss-compliant-service-providers.pdf).

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

ITEM 1.                BUSINESS. - continued

In late 2009 RedFin became a preferred vendor of Chase Paymentech for deployment of Blue Bamboo products operating on the RedFin Network, through Chases 300 agent internal network in Dallas and Phoenix and banking agents nationwide.

Through 2011 RedFin delivered over 2000 Blue Bamboo P-25 printer/card readers to Arvato Services, provider of logistic services to Intuit for their Go-Payment mobile transaction platform.  In addition, RFN continues to be the provider of the same printer/card reader for Aircharge, a Pipeline Data Company, providing a mobile platform for processing through all major cell phones.

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

Principal Suppliers

The Company entered into an agreement for the distribution of all products manufactured by Blue Bamboo HK in the U.S.A. and Canada.  This includes the sale of Blue Bamboo HK’s H50 POS terminals and its P25 and P25-M printers for a term expiring in January 31, 2014 and HIOPOS manufactured in Spain by ICG Software on a non-exclusive basis.

Sales and Marketing

The Company has displayed and marketed its various products and services at the ETA (Electronic Transaction Association), the Midwest Acquirers Show, Western Acquirers Show, and Southeast Acquirers Show since 2009.   As a result of our marketing, the Company has signed on 150 ISO’s (Independent Sales Organizations) to resell its products and services in the Americas recently. The Company employs a full-time marketing director.  The Company intends to continue to present its products in as many venues as it can within the constraints of available funds.  It will seek to continue to aggressively solicit and grow its numbers of IOS and VAR resellers in the US during 2012.

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

 Employees

As of March 15, 2012 the Company had 12 employees.

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

ITEM 1.                BUSINESS. - continued

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

In April 2011, we merged our wholly owned subsidiary, RedFin Network, Inc, (formerly known as Virtual Payment Solutions, Inc.), a Florida corporation, into the parent company Secured Financial Network Inc. Secured Financial Network, Inc. was the surviving corporation. Upon completion of the merger, Secured Financial Network, Inc. changed its name to RedFin Network, Inc. The Articles of Merger were filed via an 8-K filing with the SEC on April 27, 2011.

In conjunction with the April 2011 merger, the Company also increased the number of its authorized common shares that can be issued from 100,000,000, to 250,000,000 and also authorized the ability to issue up to 20,000,000 shares of a preferred class of stock. The Amended Articles of Incorporation were filed with the SEC as an exhibit to the March 31, 2011 10-Q filing.

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

Our operations have never been profitable, and it is expected that we will continue to incur operating losses in the near future.   Revenues for fiscal 2011 increased approximately 67% from fiscal 2010.  For fiscal 2010 our net income was $2,291,661 which is primarily attributable to other income of $3,244,823 related to the one-time write off of certain investor notes in accordance with the Florida statute of limitations. In fiscal 2010, our loss before this one time gain was $953,163.  During fiscal 2010 cash used in operations was $204,020, and at December 31, 2010 we had working capital deficit of $569,753 and an accumulated deficit of $6,862,490.  At December 31, 2010 we had a cash overdraft of $8,992.  For fiscal 2011 we reported a net loss of $1,117,577.  During fiscal 2011 cash used in operations was $862,903, and at December 31, 2011 we had a working capital deficit of $2,236,223 and an accumulated deficit of $2,207,953.  At December 31, 2011 we had a cash overdraft of $62,416. There is no assurance that we will be able to fully implement our business model, generate any future revenues or operate profitably in the future. Our failure to generate substantial revenues and achieve profitable operations in future periods will adversely affect our ability to continue as a going concern.  If we should be unable to continue as a going concern, you could lose all of your investment in our company.

We will need additional financing which we may not be able to obtain on acceptable terms.  If we cannot raise additional capital as needed, our ability to execute our business plan and grow our company will be in jeopardy.

Capital is needed not only to fund our ongoing operations and to pay our existing obligations, but capital is also necessary for the effective implementation of our business plan.  Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, manage our business and control our expenses.  On December 31, 2011, we had a cash overdraft of $62,416 and have insufficient working capital to fund our existing operating expenses for the next 12 months.  In addition, we have $2,500,079 of debt which is due or will become due in 2012 and we do not have the funds to pay these obligations.  We will need to raise additional capital to fund the future growth of our company, including continued investment in growing our customer base and our development of new promotional campaigns as well as product development.  We do not have any firm commitments to provide capital and we anticipate that we will have certain difficulties raising capital given the size of our company and the current uncertainties in the capital markets.  Accordingly, we cannot assure you that additional working capital will be available to us upon terms acceptable to us.  If we do not raise funds as needed, our ability to continue to implement our business model is in jeopardy and we may never be able to achieve profitable operations.  In that event, our ability to continue as a going concern is in jeopardy and you could lose all of your investment in our company.

Our auditors have raised substantial doubts about our ability to continue as a going concern.

ITEM 1A.             RISK FACTORS.- continued

The report of our independent registered public accounting firm on our financial statements at December 31, 2011 raises substantial doubts about our ability to continue as a going concern based our losses since inception.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described above, we believe our current working capital is insufficient to sustain our current operations for the next 12 months and we will need to raise additional working capital for marketing expenses as well as product development in order to continue to implement our business model.  If our estimates as to the insufficiency of these funds is correct, in addition to raising capital to fund the continued implementation of our business model we will also need to raise funds to pay our operating expenses.  If such funds are not available to us as needed, we may be forced to curtail our growth plans and our ability to grow our company will be in jeopardy.  In such event, we may not be able to continue as a going concern.

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

We have $155,500 principal amount of convertible debt that could be converted into Company stock

Certain of our outstanding securities are considered derivative liabilities. We have recognized non-cash income and losses in fiscal 2006 through fiscal 2011, which have had a material effect on our financial statements.

The Company has engaged in a number of related party transactions which could adversely impact our company in future periods. Certain of these related party transactions violate provisions of the Sarbanes-Oxley Act of 2002.

Prior to December 31, 2011 the Company had advanced funds to a related party, Mr. Jeffrey Schultz. Mr. Schultz is also our CEO and a principal shareholder. At December 31, 2011, this related party owed RedFin Network, Inc. approximately $13,791 which is expected to be repaid in the first quarter of fiscal 2012. These advances are non-interest bearing and are unsecured and payable on demand. These advances could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. If it was determined that these advances violated the prohibitions of Section 402 from making loans to executive officers or directors, we could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. RedFin Network, Inc. has discontinued this practice of providing advances to its related parties.

ITEM 1A.             RISK FACTORS. - continued

In connection with the issuance of three promissory notes with Asher Enterprises, Inc. in May, September and November 2011, we granted a subsequent financing conversion reset right. The conversion reset is considered an embedded conversion feature pursuant to the accounting guidance. As described in Note 6 to the financial statements which are included elsewhere in this annual report, the application of the accounting guidance on our financial statements for fiscal 2005 through fiscal 2011 is significant. While these income items are non-cash transactions, in each of the years the application of the accounting standard had a dramatic impact on our net loss. This derivative liability has materially adversely impacted our working capital. While we cannot predict the impact of this accounting standard on our financial statement in future periods as the income/expense calculation is based upon a current market value of our common stock, it is likely that it will have similar impacts on our financial statement in future periods.

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

We received 12% of our net revenue for 2011 from a single customer.  We do not have a long term agreement with this customer and the loss of that customer or a material change in the revenue or gross profit generated by that customer could have a material adverse impact on our business, results of operations and financial condition in future periods.

Any interruption in the hosting services for our payment gateway will adversely impact our revenues in future periods.

We are dependent upon the technical services provided to us by T-Gate, LLC which administers our gateway infrastructure.  These services are provided to us under a 3 year agreement.  While we do not expect any disruption in this arrangement, if the current agreement was to terminate for any reason, it is possible that we could experience a disruption in our gateway infrastructure for up to 90 days while we replace this vendor with a comparable alternative.  If that should occur, our results of operations and liquidity in future periods could be adversely impacted during the transition period and beyond.

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

ITEM 3.                LEGAL PROCEEDINGS.

On December 13, 2011, a previous employee of the Company, Ms. Dominique Lerouge, filed an employment suit against both the Company as well as our CEO Mr. Jeffrey Schultz personally pursuant to 29U.S.C. (“Fair Labor Standards Act”). The suit was filed in the United States District Court in the Southern District of Florida Civil Action #12-cv-60012-Dimitrouleas/Snow. Ms. Lerouge has alleged that the Company did not pay her overtime wages. She is seeking the sum of approximately $16,000. The Company believes this suit has no merit and has retained counsel to defend itself.

ITEM 4.                MINE SAFETY DISCLOSURES.

Not applicable to the Company.

PART II

ITEM 5.                MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Bulletin Board under the symbol “RFNN.” The following table shows the high and low closing prices for our common stock for each quarter in the last two fiscal years as reported by the OTC Bulletin Board. We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of the stock. Some of the quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

January 1, 2011 to December 31, 2011	High	Low
First quarter	$.07	.04
Second quarter	.07	.04
Third quarter	.08	.05
Fourth quarter	.10	.05

January 1, 2010 to December 31, 2010	High	Low
First quarter	$.10	.06
Second quarter	.07	.04
Third quarter	.10	.05
Fourth quarter	.07	.04

On March 26, 2012 the last sale price of our common stock as reported on the OTC Bulletin Board was $0.075 per share. As of March 26, 2012 we had 83,3,929,463 shares of common stock outstanding, held by approximately 210 shareholders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 5.                MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES- continued

Recent Sales of Unregistered Securities

On October 3, 2011, the company sold 150,000 shares of its common stock to an accredited investor for the sum of $5,250 in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. No commission or finder’s fee was paid in the execution of this transaction. The Company used the proceeds for general working capital.

On October 5, 2011, the Company issued 111,940 shares of its common stock to Anadyne Enterprises for strategic corporate consulting services valued at $7,500. The recipient was a sophisticated investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

 On October 31, 2011 the Company entered into a Convertible Promissory Note (Note #7) with Asher Enterprises, Inc. with a principal amount of $42,500. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on August 2, 2012. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

On December 6, 2011 the Company entered into a Convertible Promissory Note (Note #8) with Asher Enterprises, Inc. with a principal amount of $50,000. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on September 8, 2012. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

During the period November 28, 2011 through December 14, 2011, the Company issued to Asher Enterprises, Inc. 784,686 shares of the Company’s common stock upon the conversion of $30,000 principal amount and $2,000 accrued interest on a $30,000 convertible note that the Company had with Asher Enterprises, Inc. dated May 17, 2011 at prices between $.037 and $.041 per share. The recipient was a sophisticated investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 3(a)(9) of that act.

 On December 20, 2011, the company sold 142,857 shares of its common stock to an accredited investor for the sum of $5,000 in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. No commission or finder’s fee was paid in the execution of this transaction. The Company used the proceeds for general working capital.

On December 21, 2011, the company sold 286,000 shares of its common stock to an accredited investor for the sum of $10,010 in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act. No commission or finder’s fee was paid in the execution of this transaction. The Company used the proceeds for general working capital.

On December 28, 2011 we issued 250,000 shares of our common stock to Jeffrey Schultz, an officer of our company, relating to services on the Board of Directors. These shares were valued at the sum of $12,750 and were issued at a price of $.051.

On December 28, 2011 we issued 250,000 shares of our common stock to Michael E. Fasci, an officer of our company, relating to services on the Board of Directors. These shares were valued at the sum of $12,750 and were issued at a price of $.051.

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

The Company significantly increased its sales again in 2011 as a result of increased business generated by its relationships with Chase Paymentech, Aircharge, and Intuit.

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

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have incurred net losses each year since inception and have relied on the sale of our securities from time to time and loans from third parties to fund our operations.  These recurring operating losses have led our independent registered public accounting firm Sherb & Co, LLP to include a statement in its audit report relating to ours audited consolidated financial statements for the years ended December 31, 2011 and 2010 expressing substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future.  We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed.  There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

Results of Operation for Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues for 2011 increased 67% from 2010.  The increase reflects the Company’s ability to execute its business plan in 2011 made possible by the funds made available to us via our credit line, together with increased sales generated by its relationships with Chase Paymentech, Aircharge, and Intuit.

Our cost of goods sold includes the payment processing terminals we sell as well as the recurring expenses to maintain the service to the terminals. Our cost of goods also includes the monthly fees associated with maintaining and operating our payment gateway.  In 2011 our cost of goods sold as a percentage of revenue was 61% as compared to 69% in 2010.  The decrease in our cost of goods sold in 2011 as compared to 2010 reflects the Company’s increased purchasing of inventory to generate significantly higher revenues in 2011 compared to 2010.

Total operating expenses for 2011 increased $669,596, or 60%, from 2010, and included increases in:

•              administrative expenses, which includes rent, salaries and general overhead costs, increased 58% in 2011 as compared to 2010. An increase in staffing and administrative support in 2011 to enable our increased sales effort accounted for the majority of these expenses.  In 2011 we included an allowance for doubtful accounts of $7,000. We anticipate that administrative expenses in 2012 will continue to grow, but at as lesser percentage of sales than seen in 2011.

•              professional and consulting fees, which includes sales and marketing consultants as well as investor relations services, increased  91% in 2011 as compared to 2010. This increase is primarily due to the Company’s use of professional advisors to help market the Company’s products and services as well as assist us with investor relations services. We anticipate that professional and consulting fees in 2012 will not significantly increase from 2011 levels.

•              amortization expense,  in 2011 in the amount of $37,666, or  220%, relating to investments in our payment gateway.

ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

These increases were offset by decreases in:

•              depreciation decreased to  $3,287 in 2011 from $25,135 in 2010 which reflects the reduction in the purchased of depreciable equipment and the full depreciation of equipment purchased in prior years.

•              derivative and liquating expense (income) of  $257,141 related to our secured convertible notes which reflects the reduction of principal amount of convertible debt.

•              interest expense decreased 49% in 2011 as compared to 2010 which reflects the Company’s ongoing efforts to reduce debt.

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

Net loss in 2011 was ($1,117,577) compared to net income of $2,291,661 for 2010. The increase in loss was primarily attributable to the other income in 2010 previously described, the increase in derivative and liquidating liabilities associated with our convertible debt taken during 2011 compared to 2010 and the increase in sales and the associated profits.

Although the Company expects to generate increased revenues in 2012, due to sales of its wireless terminals and gateway transaction revenue, the Company expects to continue to incur losses at least through the first half of 2012, and there can be no assurance that the Company will achieve or maintain profitability in the successive periods, or generate increased revenue or sustain future growth.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company's needs for cash.  At December 31, 2011 we had cash overdraft of $62,416 and working capital deficit of $2,236,223 as compared to a cash overdraft of $8,992 and a working capital deficit of $569,753 at December 31, 2010.

The Company had total assets of $344,125 at December 31, 2011, compared to $299,019 at December 31, 2010. This overall increase in total assets is primarily due to an increase in our on hand inventory as well as an increase in our accounts receivable.  The Company had total liabilities of $2,552,079 at the end of 2011, compared to $2,001,903 at 2010.

At December 31, 2011 our current assets increased approximately $66,706, from December 31, 2010 and included increases in accounts receivable of $39,897, inventory of $24,266, and advances of $2,843 to our employees for travel and similar expenses to be incurred on our behalf of the Company. They were offset by reductions in prepaid expenses of $300.

Our customary terms offered our customers are payment prior to shipment. Most of our sales transactions are pre-paid by credit card or ACH.

At December 31, 2011 our current liabilities increased approximately $1,733,176 from December 31, 2010, and included increases in cash overdraft of $53,424, deposits payable of $5,967, notes payable of $42,200, accrued expenses of $7,154, derivative and liquidating liabilities of $235,389, and both lines of credit and secured convertible notes in the amount totaling $1,536,500 that have now become short-term as their maturity date is now less than 12 months away. These increases were offset by decreases in accounts payable of $150,460. In 2010 we renegotiated $1,235,000 of our lines of credit and certain notes payable from short term obligations to long term obligations also reducing our current liabilities.

At December 31, 2011, we had $144,491 of short term notes payable which includes $25,000 principal amount of a 12% promissory note, $25,000 principal amount of 15% promissory notes, $38,000 short-term non-interest bearing notes, $53,200 principal amount promissory note, and  a $3,291 of a non-interest bearing note due an office of the company.

At December 31, 2011 the Company had entered into three Convertible Promissory Notes with Asher Enterprises, Inc. with a principal amounts totaling $155,500. Terms of the notes are nine months and the notes carry an 8% interest rate per annum, compounded annually. If the notes remain unpaid after nine months from the issue date, the holder has the option to convert the principal and accrued interest into shares of our common stock at a conversion price equal to 60% of the “trading price” as described in the note. These proceeds from these loans were used for both the purchase of inventory as well as Company operations.

ITEM 7.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Finally, at December 31, 2011 our balance sheet reflects $1,381,000 due under our lines of credit.  We currently have lines of credit of $850,000 with Commercial Holding, AG bearing an interest rate of 7% per annum, and $400,000 with HEB, LLC. bearing an interest rate of 7% per annum. Both of these lines of credit become due and payable December 31, 2012.  As of December 31, 2011, we have outstanding balances of $1,138,000 in principal and $26,695 in accrued interest with Commercial Holding, AG and, $243,000 in principal and $21,736 in accrued interest with HEB, LLC.

We do not have any commitments for any significant capital expenditures.  Our sources of cash are the availability of funds under our lines of credit and cash on hand.  As described elsewhere herein, we do not have sufficient funds to pay our ongoing operating expenses, or to pay our outstanding debt obligations which are approximately $2,552,079.  We also need approximately $250,000 of additional working capital to fund our ongoing operations.  In addition, in the event we should fail to pay the interest under the line of credit which would result in an event of default, or if any other events should occur which would otherwise result in an event of default under the agreement, the amounts due under the credit line would become immediately due and payable.  If we were unable to pay these amounts, the lender could seek to foreclose on the assets of our subsidiary which represents substantially all of our operations.

We have no current agreements, arrangements, or understanding for such needed capital and there are no assurances we will be successful in raising the funds as necessary.  We face a number of obstacles in our attempts to raise capital, including our limited but increasing revenues, losses from operations, existing debt levels, the terms of the line of credit and secured convertible notes, illiquidity of the capital markets in general and the generally illiquid nature of our common stock among others.  In the event we do not receive approximately $250,000 by June 2012, we may have to reduce or curtail certain operations.  If we do not raise capital as necessary it is unlikely we will be able to continue as a going concern in which event stockholders could lose their entire investment in our company.

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

Income Tax Recognition of Deferred Tax Items

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax basis of assets and liabilities.  Significant management judgment is required in determining our deferred tax assets and liabilities. Management makes an assessment of the likelihood that our deferred tax assets will be recovered from future taxable income, and to an amount that it believes is more likely than not to be realized.  As of December 31, 2011 and 2010 we are fully reserved for our deferred tax assets.

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

ITEM 9A.             CONTROLS AND PROCEDURES - continued

Under the supervision and with the participation of our senior management, consisting of Jeffrey Schultz, our Chief Executive Officer and Michael Fasci, our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  The material weaknesses in our disclosure controls and procedures were our failure to timely file Current Reports on Form 8-K together with material weaknesses in our internal control over financial reporting as described below.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our management concluded that as of December 31, 2011, our internal control over financial reporting was not 100% effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. This assessment uncovered Form 4s that were not timely filed (see Item 10) as well as certain 8-K filings (see Item 9B) that were not made timely.

Changes in Internal Control over Financial Reporting. There were no material changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.             OTHER INFORMATION.

During the fourth quarter of 2011 the Company failed to file Current Reports on Form 8-K reporting the following transactions:

 On October 31, 2011 the Company entered into a Convertible Promissory Note (Note #7) with Asher Enterprises, Inc. with a principal amount of $42,500. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on August 2, 2012. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

ITEM 9B.             OTHER INFORMATION - continued

On December 6, 2011 the Company entered into a Convertible Promissory Note (Note #8) with Asher Enterprises, Inc. with a principal amount of $50,000. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on September 6, 2012. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

On December 28, 2011 we issued 250,000 shares of our common stock to Jeffrey Schultz, an officer of our company, relating to services on the Board of Directors. These shares were valued at the sum of $12,750 and were issued at a price of $.051.

On December 28, 2011 we issued 250,000 shares of our common stock to Michael E. Fasci, an officer of our company, relating to services on the Board of Directors. These shares were valued at the sum of $12,750 and were issued at a price of $.051.

On January 17, 2012, the Company entered into a Convertible Promissory Note (Note #9) with Asher Enterprises, Inc. with a principal amount of $47,500. The note matures in 9 months and carries an 8% interest rate per annum, compounded annually. If the note remains unpaid after 9 months from the Issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

On February 28, 2012, the Company entered into a Secured Promissory Note with Next View Capital, LP with a principal amount of $200,000. The note matures in one year and carries an interest rate of 12% for the first 6 months and 15% for the last six months. As additional consideration for entering into the note the Company issued 800,000 shares if its restricted securities valued at $48,000 ($.06 per share) and issued 800,000 5-year warrants exerciseable at $.10 per share. These notes have a liquidated damages clause and the warrants have a “ratchet-down” provision which creates additional derivative liabilities.  The proceeds of this note are to be used specifically for the purchase of inventory. This note was personally guaranteed by Mr. Jeff Schultz, the Company’s Chairman and CEO.

On February 28, 2012, the Company entered into two Secured Promissory Notes with private investors each with a principal amount of $25,000 ($50,000 total). The notes mature in one year and carry an interest rate of 12% for the first 6 months and 15% for the last six months. As additional consideration for entering into the notes the Company issued 200,000 shares if its restricted securities valued at $12,000 ($.06 per share) and issued 200,000 5-year warrants exerciseable at $.10 per share. These notes have a liquidated damages clause and the warrants have a “ratchet-down” provision which creates additional derivative liabilities.  The proceeds of these notes are to be used specifically for the purchase of inventory. These notes were personally guaranteed by Mr. Jeff Schultz, the Company’s Chairman and CEO. The $50,000 total funds from these notes are to be kept in a separate “loan account” and are not to be used until the $200,000 note entered into on 2/28/2012 is fully paid.

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

Names of Current Executive Officers and Directors	Age	Position	Date of Appointment
Jeffrey L. Schultz	61	Director / CEO / President	January 19, 2005
Michael Fasci	53	Director / CFO *	January 19, 2006

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

Director Fees

We currently do not have an established plan to pay director fees to our directors. We may compensate our directors at a reasonable fee to be determined for meetings attended.  The following table provides information regarding the compensation of our directors for 2011.

	Director Compensation
Name (a)	Fees earned or paid in cash ($) (b)	Stock awards ($) (c)	Option awards ($) (d)1	Non-equity incentive plan compensation ($) (e)	Nonqualified deferred compensation earnings ($) (f)	All other compensation ($) (g)	Total ($) (h)

Jeffrey L Schultz	0	12,750	0	0	0	0	12,750
Michael E. Fasci	0	12,750	0	0	0	0	12,750

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

Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(d) of the Securities Exchange Act during 2010 and Forms 5 and amendments thereto furnished to us with respect to 2011, as well as any written representation from a reporting person that no Form 5 is required, we are not aware that any officer, director or 10% or greater stockholder failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Securities Exchange Act during 2010 except as follows:

•	Mr. Schultz failed to timely file two Form 4s each reporting one transaction,
•	Mr. Fasci failed to timely file two Form 4s each reporting one transaction, and
•	Mr. James Stuckert, a principal stockholder of our Company, failed to timely file 4 Forms 4s reporting 48 transactions in which he has either a direct or indirect beneficial ownership interest.

All of the foregoing forms have subsequently been filed by the reporting persons.  We have reminded these reporting persons of the need to ensure the timely compliance with their obligations under Section 16(a) of the Exchange Act.

ITEM 11.              EXECUTIVE COMPENSATION.

The following table summarizes all compensation recorded by us in each of the last two completed fiscal years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000 and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2011. The value attributable to any option awards is computed in accordance with FASB ASC Topic 718. The assumptions made in the valuations of the options awards (if any) are included in Note 6 of the Notes to our Consolidated Financial Statements appearing later in this report.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonequity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jeffrey L. Schultz (1)	2011	130,000	0	25,000	0	0	0	1,800	156,800
	2010	130,000	0	25,000	0	0	0	1,800	156,800

Michael E. Fasci (2)	2011	90,000	0	25,000	0	0	0	1,800	116,800
	2010	90,000	0	43,750	0	0	0	1,800	135,500

(1)           Mr. Schultz has served as our Chief Executive Officer since the Company’s inception in January of 2005. During fiscal 2010 and 2011 we granted Mr. Schultz stock awards in accordance with his employment agreement. At December 31, 2010 we owed Mr. Schultz $4,000 in accrued but unpaid compensation pursuant to the terms of his employment agreement.  At December 31, 2011 all accrued back salary owed Mr. Schultz has been paid. Mr. Schultz’s compensation excludes director fees.

(2)           Mr. Fasci has served as our Chief Financial Officer since August 1, 2006. During fiscal 2010 and 2011 we granted Mr. Fasci stock awards in accordance with his employment agreement. Mr. Fasci’s compensation excludes director fees

Employment Agreements and narrative regarding executive compensation

On October 1, 2009 we entered into a three year Employment Agreement with Mr. Jeffrey Schultz to serve as our President and Chief Executive Officer.  Under the terms of the agreement as compensation for his services we pay Mr. Schultz an annual salary of $130,000.  We also issued him 500,000 shares of our common stock in 2010 valued at $25,000 and 500,000 shares of common stock in 2011 valued at $25,000. He is also entitled to a monthly car allowance of $300.  He is also entitled to receive medical, dental and ophthalmic benefits for Mr. Schultz and his family upon the same basis as may be made available to our other employees as well as four weeks of paid vacation.  We may terminate the agreement for cause, or in the event of his death or disability.  In the event we should terminate Mr. Schultz for any reason other than for cause during the term of the agreement we are obligated to pay him the balance of any salary due during the three year term, benefits and car allowance as a severance.  Should we terminate the agreement for cause, should he terminate the agreement for any reason or in the event of his disability, he is not entitled to any severance benefits.  In the event of his death during the term of the agreement, his estate is to receive two months severance benefits and the cash value of any unused vacation.  The agreement contains customary confidentiality, non-circumvention and invention assignment clauses

Effective August 1, 2010 we entered into an Employment Agreement with Mr. Michael Fasci to serve as our Chief Financial Officer.  This agreement replaced his prior employment agreement which had expired on July 31, 2010.  Under the terms of the three year agreement, as compensation for his services we pay Mr. Fasci an annual salary of $90,000.  In 2010 we also issued him 500,000 shares of our common stock valued at $43,750 and 500,000 shares of common stock in 2011 valued at $25,000. He is also entitled to a monthly car allowance of $300.  He is also entitled to receive medical, dental and ophthalmic benefits for Mr. Fasci and his family upon the same basis as may be made available to our other employees as well as four weeks of paid vacation.  We may terminate the agreement for cause, or in the event of his death or disability.  In the event we should terminate Mr. Fasci for any reason other than for cause during the term of the agreement we are obligated to pay him three months salary, benefits and car allowance as a severance.  Should we terminate the agreement for cause, should he terminate the agreement for any reason or in the event of his disability, he is not entitled to any severance benefits.  In the event of his death during the term of the agreement, his estate is to receive two months' severance benefits and the cash value of any unused vacation.  The agreement contains customary confidentiality, non-circumvention and invention assignment clauses.

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

ITEM 11.              EXECUTIVE COMPENSATION. - continued

Outstanding Equity Awards at Fiscal Year End

The following table provides information concerning unexercised options, stock that has not vested and equity incentive plan awards for each named executive officer outstanding as of December 31, 2011:

OPTION AWARDS						STOCK AWARDS

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

JeffreyL.Schultz	0	0	0			0	0	0	0
	0	0	0			0	0	0	0

Michael E.Fasci	0	0	0			0	0	0	0
	0	0	0			0	0	0	0

2004 Employees/Consultants Common Stock Compensation Plan

Our 2004 Employees/Consultants Stock Compensation Plan was established on August 3, 2004, effective August 3, 2004, to amend and restate the Company's 2003 Employees/Consultants Stock Compensation Plan, to offer directors, officers and selected key employees, advisors and consultants an opportunity to acquire a proprietary interest in the success of the Company to receive compensation, or to increase such interest, by purchasing Shares of the Company's common stock.  We have reserved up to 10,000,000 shares of our common stock for issuance under the 2004 Plan.  The Plan provides both for the direct award or sale of Shares and for the grant of Options to purchase Shares.  Options granted under the Plan may include non-statutory options, as well as ISOs intended to qualify under section 422 of the Code. The Plan is intended to comply in all respects with Rule 16.3 (or its successor) under the Exchange Act and shall be construed accordingly. At December 31, 2011 we have no outstanding options under the 2004 Plan to purchase shares of our common stock.

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At March 26, 2012 we had 83,929,463 shares of common stock issued and outstanding.  The following table sets forth information known to us as of March 2, 2012 relating to the beneficial ownership of shares of our common stock by:

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

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS. - continued

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class

Jeffrey L. Schultz	9,053,834	11.0%

Michael E. Fasci (2)	6,021,920	7.3%
All officers and directors as a group (two persons)	15,075,754	18.3%

James W. Stuckert 500 W. Jefferson Street Louisville, KY 40202 (3)	24,573,596	29.8%

Commercial Holding, AG
325 Main Street Suite 240 Lexington, KY 40507	7,795,625	9.5%

HEB, LLC 777 Main Street Suite 3100 Fort Worth, TX 76102	5,852,792	7.1%

 (1)            Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise noted, such person has sole voting, investment, ad dispositive power.

(2)           The number of shares beneficially owned by Mr. Fasci includes:

•           4,616,920 shares of common stock held by Mr. Fasci,
•           1,405,000 shares of common stock held of record by Process Engineering Services, Inc., Inc., a company owned by Mr. Fasci and over which he holds voting and dispositive control,

(3)           Share amounts are based on written confirmation to the Company from the shareholder.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2011:

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

On January 26, 2011, Process Engineering Services, Inc, a company owned by our CFO Mr. Michael Fasci, loaned us $50,000 for working capital. This loan accrues interest at the rate of 15% per annum. As of December 31, 2011 the balance on this loan is $10,000.

            On January 28, 2011, Ms. Kathy Schultz, the wife of our President and CEO Mr. Jeffrey Schultz, loaned us $15,000 for working capital. This loan accrues interest at the rate of 15% per annum. As of December 31, 2011 the balance on this loan is $15,000.

Prior to December 31, 2011 the Company had advanced funds to a related party, Mr. Jeffrey Schultz. Mr. Schultz is also our CEO and a principal shareholder. At December 31, 2011, this related party owed RedFin Network, Inc. approximately $13,791 which is expected to be repaid in the first quarter of fiscal 2012. These advances are non-interest bearing and are unsecured and payable on demand. These advances could be deemed to be in violation of Section 402 of the Sarbanes-Oxley Act of 2002. If it was determined that these advances violated the prohibitions of Section 402 from making loans to executive officers or directors, we could be subject to investigation and/or litigation that could involve significant time and costs and may not be resolved favorably. RedFin Network, Inc. has discontinued this practice of providing advances to its related parties.

Director independence

Neither of our directors is “independent” within the meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Sherb & Co., LLP served as our independent registered public accounting firm for 2011 and 2010.  The following table shows the fees that were billed for the audit and other services provided by such firm for 2011 and 2010.

	2011	2010

Audit Fees	$33,500	$33,625
Audit-Related Fees	0	0
Tax Fees	14,000	0
All Other Fees	0	0
Total	$47,500	$33,625

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent auditors.  Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services.  Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board.  Any such approval by the designated member is disclosed to the entire Board at the next meeting.  The audit and tax fees paid to the auditors with respect to 2011 were pre-approved by the entire Board of Directors.

PART IV

ITEM 15.              EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description of Exhibit
3.1	Certificate of Incorporation (1)
3.2	Certificate of Amendment to the Certificate of Incorporation (1)
3.3	Bylaws (1)
3.4	Amended Articles of Incorporation Changing Authorized Shares (8)
3.5	Articles of Merger dated 4/27/2011 (11)
4.1	Sack Warrant Agreement dated 2/28/2012 *
4.2	Gulati Warrant Agreement dated 2/28/2012 *
4.3	Next View Capital Warrant Agreement dated 2/28/2012 *
10.1	Jeffrey Schultz Employment Agreement (5)
10.2	David Rappa Employment Agreement October 2009 – October 2011(5)
10.3	Rappa Employment Agreement Extension through December 31, 2011 dated September 27, 2011 (10)
10.4	David Rappa Employment Agreement 2012 *
10.5	2004 Employees/Consultants Common Stock Compensation Plan (2)
10.6	Michael Fasci Employment Agreement *
10.7	Commercial Holding AG - $200,000 Line of Credit Extension Agreement Dated 12/10/08 (4)
10.8	Process Engineering Services, Inc., $50,000 note dated January 26, 2011 (8)
10.9	Kathy Schultz $15,000 Note dated January 28, 2011 (8)
10.10	Rappa $25,000 Note dated March 22, 2011 *
10.11	Noriega $57,500 Note dated July 1, 2011 (10)
10.12	Asher Enterprises, Inc. – $30,000 Convertible Promissory Note (Note #2) dated 3/12/10 (6)
10.13	Asher Enterprises, Inc. – $50,000 Convertible Promissory Note (Note #3) dated 10/13/10 (7)
10.14	Asher Enterprises, Inc. – $50,000 Convertible Promissory Note (Note #4) dated 2/23/11 (7)
10.15	Asher Enterprises, Inc. – $30,000 Convertible Promissory Note (Note #5) dated 5/17/11 (9)
10.16	Asher Enterprises, Inc. – $63,000 Convertible Promissory Note (Note #6) dated 9/15/11 (10)
10.17	Asher Enterprises, Inc. – $42,500 Convertible Promissory Note (Note #7) dated 10/31/11 (10)
10.18	Asher Enterprises, Inc. – $50,000 Convertible Promissory Note (Note #8) dated 12/6/11 *
10.19	Asher Enterprises, Inc. – $47,500 Convertible Promissory Note (Note #9) dated 1/17/12 *
10.20	Cypress Commons LLC Office Lease (7)
10.21	Commercial Holding AG – Credit & Loan Agreement Dated 4/7/08 (3)
10.22	Commercial Holding AG – Security Agreement Dated 4/7/08 (3)
10.23	Sack $25,000 Note dated 2/28/2012 *
10.24	Gulati $25,000 Note dated 2/28/2012 *
10.25	Next View Capital $200,000 Note dated 2/28/2012 *
10.26	Form of Consulting Agreement with Undiscovered Equities dated 6/20/2011 *
10.27	Form of Consulting Agreement with Anadyne Enterprises dated 10/5/2011 *
14.1	Code of Ethics (4)
31.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(a)/15d-14 *
31.2	Certificate of Chief Financial Officer as Required by Rule 13a-14(a)/15d-14 *
32.1	Certificate of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code *
32.2	Certificate of Principal Executive Officer as Required by Rule 13a-14(b) and Rule 15d- 14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code *
101.INS	XBRL Instance Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAE	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *

*           Filed herewith.

(1)	Incorporated by reference to the Form 10SB12G - SEC File No. 000-28457 as filed on December 10, 1999.
(2)	Incorporated by reference to the Form S-8 - SEC File No. 333-118027 filed on August 9, 2004.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2008.

(4)	Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2008.
(5)	Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2009.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2010.
(7)	Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2010.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended March 31, 2011.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended June 30, 2011.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30. 2011.
(11)	Incorporated by reference to the Form 8-K Report filed April 27, 2011
.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SECURED FINANCIAL NETWORK, INC.

Date: March 30, 2012	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2012	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: Director, President, Chief Executive Officer, principal executive officer

Date: March 30, 2012	By:	/s/ Michael E. Fasci
Michael E. Fasci
Title: Director, Chief Financial Officer, principal financial and accounting officer

RedFin Network, Inc.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
RedFin Network, Inc.

We have audited the accompanying consolidated balance sheets of RedFin Network, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years ended December 31, 2011 and 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and cash flows for each of the years ended December 31, 2011 and 2010, in conformity with generally accepted accounting principles in the United States.

The accompanying consolidated financial statements have been prepared assuming that RedFin Network, Inc. will continue as a going concern.  As more fully described in Note 1, the Company has incurred recurring operating losses and will have to obtain additional capital to sustain operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP
SHERB & CO, LLP Certified Public Accountants

New York, New York
March 27, 2012

REDFIN NETWORK, INC
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2011	2010

CURRENT ASSETS
Accounts Receivable, Net	$128,316	$88,419
Employee Advances	16,322	13,479
Inventory	114,735	90,469
Prepaid Expenses	4,483	4,783

Total Current Assets	263,856	197,150

FURNITURE AND EQUIPMENT (NET)	18,164	13,806

OTHER ASSETS
Refundable Deposits	49,330	24,165
Intangible, Net	12,775	63,899

Total Other Assets	62,105	88,064

TOTAL ASSETS	$344,125	$299,019

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash Overdraft	$62,416	$8,992
Accounts Payable	327,309	477,769
Deposits Payable	27,869	21,902
Accrued Expenses	51,630	44,476
Notes Payable	144,491	49,291
Lines of Credit	1,381,000	-
Convertible Notes	155,500	50,000
Derivative and Liquidating Liabilities	349,863	114,474

Total Current Liabilities	2,500,079	766,903

LONG TERM LIABILITIES
Lines of Credit	-	1,145,000
Notes Payable	52,000	90,000

Total Long Term Liabilities	52,000	1,235,000

STOCKHOLDERS' DEFICIT
Preferred Stock authorized is 20,000,000
shares at $0.001 par value. None issued and
outstanding.
Common Stock authorized is 250,000,000
shares at $0.001 par value. Issued and
outstanding on December 31, 2011 is 82,512,796
and December 31, 2010 is 66,265,552 shares.	82,513	66,266
Additional Paid in Capital	5,689,600	5,093,341
Accumulated Deficit	(7,980,067)	(6,862,490)

Total Stockholders' Deficit	(2,207,953)	(1,702,884)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$344,125	$299,019

The accompanying notes are an integral part of these consolidated statements

REDFIN NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010

REVENUES
Sales	$2,796,653	$1,683,519

Cost of Goods Sold	1,691,135	1,150,177

Gross Profit	1,105,519	533,342

EXPENSES
Administrative Expenses	1,544,853	979,661
Professional and Consulting	186,847	98,262
Depreciation Expense	3,287	25,135
Amortization Expense	54,810	17,144

Total Operating Expenses	1,789,798	1,120,202

Net Loss from operations before other income (expense)	(684,279)	(586,860)

Other Income (Expense)

Gain on write off and settlement of payables	-	3,244,823
Derivative and Liquidating Income (Loss)	(235,389)	21,752
Other Income	384	-
Interest Income	(198,293)	(388,055)

Total other income (expense)	(433,297)	2,878,520

Income (Loss) before Provision
for Income Taxes	(1,117,577)	2,291,661

Provision for Income Taxes	-	-

NET INCOME (LOSS)	$(1,117,577)	$2,291,661

Basic and Diluted
Net Income (Loss) per Common Share	$(0.02)	$0.04

Weighted Average Number of Shares
Common Shares Outstanding -
Basic	73,756,151	60,977,060
Diluted	73,756,151	62,762,774

The accompanying notes are an integral part of these consolidated statements

REDFIN NETWORK, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED DECEMBER 31, 2011 and 2010

	Common Stock				Total
		Par value $0.001	Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2009	55,688,568	$55,689	$4,372,334	$(9,154,150)	$(4,726,128)

Equity Issued for Services	1,750,000	1,750	93,250		95,000

Equity Issued to Retire Debt and Interest	8,826,984	8,827	627,757		636,584

Net Income				2,291,661	2,291,661

Balance, December 31, 2010	66,265,552	66,266	5,093,341	(6,862,490)	(1,702,884)

Equity Issued for Cash	8,169,095	8,169	283,941		292,110

Equity Issued for Services	2,861,940	2,862	141,638		144,499

Equity Issued to Retire Debt and Interest	5,216,209	5,216	170,682		175,898

Net Loss				(1,117,577)	(1,117,577)

Balance, December 31, 2011	82,512,796	$82,513	$5,689,600	$(7,980,067)	$(2,207,953)

The accompanying notes are an integral part of these consolidated statements

REDFIN NETWORK, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010
Cash Flows From Operating Activities:

Net Income (Loss)	$(1,117,577)	$2,291,661

Adjustments to Net Income (Loss):

Gain on write-off / settlement of payables	-	(3,244,823)
Derivative and Liquidating Income (Expense)	235,389	(21,752)
Equity Issued for Services & Interest	144,499	98,000
Depreciation	4,067	25,135
Amortization	54,030	17,144

Adjustments to Reconcile Net Loss to
Net Cash (Used) by Operating Activities:

Changes in Assets and Liabilities:
Prepaid Expense	300	10,543
Employee Advances	(2,843)	(13,479)
Customer Deposits	5,967	21,902
Refundable Deposits	(25,165)	(15,281)
Accounts Receivable	(39,897)	(28,200)
Inventory	(24,267)	351,463
Accrued Expenses	53,052	333,757
Accounts Payable	(150,460)	(30,089)

Net Cash Used in Operating Activities	(862,903)	(204,020)

Cash Flows From Investing Activities:

Furniture and Equipment	(8,425)	(17,013)
Intangibles	(2,906)	(3,670)
Security Deposit	-	(3,714)

Net Cash Used in Investing Activities	(11,331)	(24,397)

Cash Flows From Financing Activities:

Sale of Common Stock	292,110	-
Cash Overdraft	53,425	8,992
Notes Payable Repayments	(130,300)	(254,000)
Notes Payable Repayments - Related Party	(40,000)	-
Notes Payable Additions - Related Party	90,000	-
Notes Payable Additions	295,000	487,500
Line of Credit	314,000	(18,084)

Net Cash Provided by Financing Activities	874,235	224,408

Net (Decrease) in Cash	-	(4,009)

Cash and Cash Equivalents - Beginning of Year	-	4,009

Cash and Cash Equivalents - End of Year	$-	-

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$53,679	$2,851

Non-Cash Financing Transactions:
Shares Issued for Services	$144,499	$95,000
Conversion of Indebtedness for Equity	$175,898	$636,584

The accompanying notes are an integral part of these consolidated statements

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING

Nature of Business and History of Company

RedFin Network, Inc. (originally Loughran/Go Corporation prior to name change to 12 To 20 Plus, Inc.), was incorporated in April 26, 1996 and changed its name to Secured Financial Network, Inc. (“the Company”) on January 11, 2005. On April 25, 2011 the Company changed its name from Secured Financial Network to RedFin Network, Inc. From January 2005 until December 2005 the Company engaged in investment of capital to fund short-term transactions of close-out or distressed container sized products.  From mid-2006, the Company restructured its focus entirely to payment processing and build out of compliant Payment Gateway connecting merchants to processors and transaction acquiring banks.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the years ended December 31, 2011 and 2010, the Company incurred a net loss from operations of $(1,117,577) in 2011 and net income of $2,291,661 in 2010. The Company had a stockholders’ deficit of $2,207,953 as of December 31, 2011. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing but cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern and the impairment of the recorded long-lived assets.

These consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Consolidation

The accompanying consolidated financial statements of RedFin Network, Inc., a Nevada corporation (the "Company"), include the accounts of the Company named Secured Financial Network, Inc, until April 24, 2011, and its wholly owned subsidiary, RedFin Network, Inc. (formerly known as Virtual Payment Solutions, Inc.) , Inc, a Florida Corporation ("RFN"). The Company created RFN in September of 2007.  All significant inter-company accounts and transactions are eliminated in consolidation.

Reclassifications

Certain amounts for the prior period have been reclassified to conform with the current year presentation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers cash and cash equivalents to include all stable, highly liquid investments with maturities of three months or less.

Accounts Receivable and Revenue Recognition

Accounts Receivable

The Company estimates an allowance for doubtful accounts, sales returns and allowances based on historical trends and other criteria.  At December 31, 2011 there was a $7,000 allowances on trade receivables from product sales.  The same allowance was used in 2010.

The Company recognizes revenues associated with the sale of its products upon shipment. Occasionally the Company receives a deposit on an order prior to shipment. These order deposits are booked as deposits payable until such time as the product actually ships and then it is booked as revenue.

The Company bills for its revenue relating to its data plan and payment gateway services on a monthly basis.

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Inventory

Inventory, which is finished goods, is stated at the lower of cost (first-in, first-out method) or market. A provision for excess or obsolete inventory is recorded at the time the determination is made.

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

Long Lived Assets

In August 2001, the FASB issued accounting guidance, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which established new rules and clarifying implementation issues with the accounting guidance for “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” by allowing a probability weighted cash flow estimation approach to measure the impairment loss of a long-lived asset. The statement also established new standards for accounting for discontinued operations. Transactions that qualify for reporting in discontinued operations include the disposal of a component of an entity’s operations that comprises operations and cash flow that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The Company believes that, at December 31, 2011 and 2010 there is no impairment to record for its long lived assets

Stock-Based Employee Compensation

The Company adopted the accounting guidance for “Share Based Payments.” This accounting guidance requires companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes options-pricing model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying this accounting guidance totaled $144,499 and $95,000 in compensation expense during the year ended December 31, 2011 and 2010, respectively.  Such amount is included general and administrative expenses on the statement of operations.

Business and Credit Concentration

The Company purchases its products for resale from two major suppliers. As of December 31, 2011 and 2010, the Company’s outstanding balance to these two suppliers was $192,308 and $410,113, respectively. The loss of one or both of these suppliers could have a material adverse effect upon its business for a short-term period of time.

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

Net Income (Loss) Per Share

The Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”). Accounting guidance for “Earnings Per Share” (“EPS”) that established standards for the computation, presentation and disclosure of earnings per share, replacing the presentation of Primary EPS with a presentation of Basic EPS. As of December 31, 2011 there is $155,000 of debt convertible at a price below market, resulting in 5,298,519 shares of stock to be issued, therefore there are dilutive effects of the common stock equivalents. As of December 31, 2011 due to the recorded net loss the common stock equivalents had no anti-dilutive effect, hence such common stock equivalents were excluded from the computation of earnings per share.

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

Fair Value of Financial Instruments

Pursuant to the accounting guidelines for “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments included on its balance sheet as of December 31, 2011 and 2010. The Company considers the carrying value of accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded notes payable, derivative and liquidating liabilities on the secured convertible notes, largely as a result of the undercapitalization of the Company.

Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the convertibles notes. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The recorded value of all derivatives at December 31, 2011 and 2010 totaled $349,863 and $114,474, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At December 31, 2011 and 2010 derivatives were valued primarily using the Black-Scholes Option Pricing Model.

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

•           Level 2—Quoted prices for identical assets and liabilities in markets that are inactive; quoted prices for similarassets and liabilities in active markets or financial instruments for which significant inputs are observable, either directly or indirectly; or

•           Level 3—Prices or valuations that require inputs that are both unobservable and significant to the fair value measurement.

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

The fair value of our financial instruments at December 31, 2011 and 2010 follows:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – December 31, 2010	$-	$-	$114,474

Derivative securities – December 31, 2011	$-	$-	$349,863

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” (“ASU 2011-04”). This standard results in a common requirement between the FASB and the International Accounting Standards Board for measuring fair value and disclosing information about fair value measurements. ASU 2011-04 is effective for fiscal years and interim periods beginning after December 15, 2011. Accordingly, we will adopt ASU 2011-04 in our third quarter of fiscal 2012. We are currently in the process of evaluating the effect of ASU 2011-04 on our financial position and results of operations.

All new accounting pronouncements issued but not yet effective have been deemed not relevant, as a result the adoption of these new accounting pronouncement is not expected to have any impact once adopted.

NOTE 2 - FURNITURE AND EQUIPMENT

Furniture and equipment consisted of the following:

	Year Ending December 31,
Description	2011	2010
Office furniture and equipment	$40,287	$32,641
Less: accumulated depreciation	(22,123)	(18,835)
Property and equipment, net	$18,164	$13,806

Depreciation expense charged to operations totaled $4,067 and $25,135 in 2011and 2010, respectively.

NOTE 3 - ACCRUED EXPENSES

Accrued expenses consisted of the following:

	Year Ending December 31,
	2011	2010

Interest	$51,630	$23,386
Payroll	-	19,000
Payroll Taxes	-	2,090
Total	$51,630	$44,476

NOTE 4 - DEPOSITS AND NOTES PAYABLE

The following table contains a summary of all outstanding Deposits and Notes Payable:

	Year Ending December 31,
	2011	2010
Deposits Payable	$27,869	$21,902
Notes Payable	196,491	139,291
Convertible Note Payable	155,500	50,000
Lines of Credit	1,381,000	1,145,000
Total	$1,760,860	$1,356,193

Deposits Payable

The total amount of Deposits Payable as of December 31, 2011 was $27,869 compared to $21,902 as of December 31, 2010.

As of December 31, 2011 these Deposits consisted of:

•	$3,000 in Gateway Service Deposits
•	$24,869 in Customer Order Deposits

As of December 31, 2010 these Deposits consisted of:

•	$3,000 in Gateway Service Deposits
•	$18,902 in Customer Order Deposits

Notes Payable

The total amount of Notes Payable as of December 31, 2011 was $196,491 compared to $139,291 as of December 31, 2010.

As of December 31, 2011 these Notes consisted of:

•	$3,291 in non-interest bearing Notes Payable to Officers

•	$103,200 in Promissory Notes as follows:
$15,000 Schultz Note
On January 28, 2011, the Company entered into a $15,000 promissory note with Kathy Schultz, the wife of our CEO, The note matures in one year and carries an interest rate of 15% per annum.
$25,000 Rappa Note
On March 22, 2011, the Company entered into a $25,000 promissory note with Edward Rappa, The note matures in one year and carries an interest rate of 12% per annum.
$10,000 PES, Inc. Note
On January 26, 2011, the Company entered into a $50,000 promissory note with Process Engineering Services, Inc. a company owned by our CFO. The note matures in one year and carries an interest rate of 15% per annum.

NOTE 4 - DEPOSITS AND NOTES PAYABLE - continued

$53,200 Noriega Note
On July 1, 2011 the Company entered into a $57,500 Promissory Note with an investor. The note matures in 1 year. The proceeds of the note were used to buy ICG product inventory and the interest rate on the note is dependent on the sale of that inventory.

•	$90,000 in Investor Notes

During 2005 the Company issued seventeen (17) short-term notes (average 90-days) with a specific rate of return to acquire funds to invest in high yield activities (e.g. Container financing/investment). note holders.

These notes payable are subject to monthly payments of $4,000 through September of 2014. As a result, $52,000 of these liabilities is recorded as long-term liabilities.

There was a net gain of $129,787 recorded on these notes subject to being repaid.

As of December 31, 2010 these Notes consisted of:

•	$3,291 in non-interest bearing Notes Payable to Officers

•	$136,000 in Investor Notes

$90,000 of these liabilities were recorded as long-term liabilities.

NOTE 4 - DEPOSITS AND NOTES PAYABLE - continued

Convertible Notes Payable

The total amount of Convertible Notes Payable as of December 31, 2011 was $155,500 compared to $50,000 as of December 31, 2010.

On October 13, 2010 the Company entered into a Convertible Promissory Note (Note #3) with Asher Enterprises, Inc. with a principal amount of $50,000. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on July 11, 2011. If the note remains unpaid after 9 months from the issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 61% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

On September 15, 2011 the Company entered into a Convertible Promissory Note (Note #6) with Asher Enterprises, Inc. with a principal amount of $63,000. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on June 15, 2012. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

 On October 31, 2011 the Company entered into a Convertible Promissory Note (Note #7) with Asher Enterprises, Inc. with a principal amount of $42,500. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on August 2, 2012. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

On December 6, 2011 the Company entered into a Convertible Promissory Note (Note #8) with Asher Enterprises, Inc. with a principal amount of $50,000. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on September 8, 2012. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as fund Company operations.

Lines of Credit

The total amounts due under our Lines of Credit as of December 31, 2011 was $1,381,000 compared to $1,145,000 as of December 31, 2010.

During April 2008, the Company entered into a $500,000 line of credit with Commercial Holding, AG and amended in December 2008 to increase such line of credit to $700,000. Terms of the line of credit include interest payable at the rate of 10% per annum and repayment of principal by December 31, 2009, as amended. As part of the agreement dated April 29, 2008, Commercial Holding, AG agreed to assume $172,700 worth of notes previously owed by the Company to another creditor. This amount represents all of the borrowings by the Company from this other creditor in 2008. As additional consideration to Commercial Holding AG for entering into the line of credit, the Company agreed to immediately issue to Commercial Holding AG 2,000,000 shares of Rule 144 restricted Company common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share. Such equity issuances have been valued at $59,284 and expensed as interest in 2008, as the original maturity date of the original line of credit was December 2008. As consideration for the December 2008 amendment to the line of credit another 2,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share were issued. Interest expense of $8,263 was recorded and attributed to the December 2008 equity issuances in 2008, with another $139,724 recorded as deferred financing costs to be amortized through December 2009. As of June 29, 2010 the Company had used the entire $700,000 credit line and had a principal balance due on the credit line of $1,275,584 and interest owing on the credit line of $159,785. On June 30, 2010, the Company agreed to exchange $425,584 of principal balance due on the credit line for 4,479,827 shares of restricted common stock equating to a price of $.095 per share. This exchange of debt for equity reduced the principal amount owing and payable on the Commercial Holding, AG line of credit to $850,000. This line of credit is now due and payable on December 31, 2012. As of December 31, 2011 the outstanding balance due on this credit line was $1,138,000.

During June 2010, the Company entered into line of credit with HEB, LLC with an initial credit limit of $400,000. Interest on outstanding balances will accrue at the rate of 14% per annum. This line of credit is due and payable on December 31, 2012. As of December 31, 2011 the outstanding balance due on this credit line was $243,000.

NOTE 4 - DEPOSITS AND NOTES PAYABLE - continued

Maturity of Debt

Five-year maturity of debt is as follows:

Year Ending December 31,
2012	$1,678,991
2013	$26,000
2014	$22,000
2015	$4,000
2016	$-

NOTE 5 - DERVATIVE AND LIQUIDATING LIABILITES

Asher Enterprises Convertible Notes

The amount of derivative and liquidating liabilities as of December 31, 2011 was $349,863 compared to $114, 474 as of December 31, 2010.

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

During the year 2011, the Company issued a $155,500 of convertible notes, convertible into shares of common stock at 60% of the then market price of the common stock.

The fair value of the total derivative liabilities of $349,863 relating to the Asher Enterprises, Inc. notes as of December 31, 2011 is attributed to the Convertible Notes conversion factor of 60% of market. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed as follows;

Convertible Note into Shares
Market Price of Stock	$0.090
Exercise Price	$0.054
Term	One Year
Volatility	186%
Risk Free Rate	0.83%
Number of Shares Assumed Issuable	5,298,519

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

NOTE 6 - EQUITY TRANSACTIONS - continued

The Company has authorized 250,000,000 shares of common stock with a par value of $0.001 per share.

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

During the period October 5 through November 3, 2010, the Company issued to Asher Enterprises, Inc.  1,164,895 shares of it’s free trading common stock in response to several conversion notices. These conversion notices were recognized as per the terms of the $30,000 convertible note that the Company entered into with Asher Enterprises, Inc. in March, 2010. The shares issued reduced the principal amount due under the note by $30,000 and included an interest payment of $1,200. These shares were issued at prices ranging from $.026 to $.029 per share based on a computation of the then market price.

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

NOTE 6 - EQUITY TRANSACTIONS - continued

During 2011, the following equity transactions occurred:

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

On February 23, 2011 the Company entered into a Convertible Promissory Note (Note #4) with Asher Enterprises, Inc. with a principal amount of $50,000. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on November 28, 2011. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 58% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

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

On July 11, 2011 we issued 500,000 shares of our common stock to Michael Fasci, an officer of our company, relating to his employment contract. These shares were valued at the sum of $25,000 or $.05 per share.

On July 11, 2011 we issued 500,000 shares of our common stock to Jeffrey Schultz, an officer of our company, relating to his employment contract. These shares were valued at the sum of $25,000 or $.05 a share.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

NOTE 6 - EQUITY TRANSACTIONS - continued

During the third quarter of 2011, the Company issued to Asher Enterprises, Inc. 1,764,675 shares of the Company’s common stock upon the conversion of $50,000 principal amount and $2,000 accrued interest on a $50,000 convertible note that the Company had with Asher Enterprises, Inc. dated February 23, 2011 at prices between $.0291 and $.0298 per share.

On September 15, 2011 the Company entered into a Convertible Promissory Note (Note #6) with Asher Enterprises, Inc. with a principal amount of $63,000. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on June 15, 2012. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

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

On October 5, 2011, the company issued 111,940 shares of its restricted stock to Anadyne Enterprises for consulting services. These shares were valued at $7,500 and were issued at a price of $.067 per share.

 On October 31, 2011 the Company entered into a Convertible Promissory Note (Note #7) with Asher Enterprises, Inc. with a principal amount of $42,500. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on August 2, 2012. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

On December 6, 2011 the Company entered into a Convertible Promissory Note (Note #8) with Asher Enterprises, Inc. with a principal amount of $50,000. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on September 8, 2012. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

During the Fourth quarter of 2011, the Company issued to Asher Enterprises, Inc. 784,686 shares of the Company’s common stock upon the conversion of $30,000 principal amount and $1,200 accrued interest on a $30,000 convertible note that the Company had with Asher Enterprises, Inc. dated May 17, 2011 at prices between $.037 and $.041 per share.

During the fourth quarter of 2011, the company did a private placement directly with three investors for the sum of $20,260.  The Company issued 578,857 shares in exchange for the funds provided.

On December 28, 2011 we issued 250,000 shares of our common stock to Jeffrey Schultz, an officer of our company, relating to services on the Board of Directors. These shares were valued at the sum of $12,750 and were issued at a price of $.051.

On December 28, 2011 we issued 250,000 shares of our common stock to Michael E. Fasci, an officer of our company, relating to services on the Board of Directors. These shares were valued at the sum of $12,750 and were issued at a price of $.051.

NOTE 6 - EQUITY TRANSACTIONS- continued

Common Stock - continued

During 2011, the following equity transactions occurred  - continued

A summary of the activity of warrants issued for the years ended December 31, 2011 and 2010 is as follows:

			Weighted Average
	Warrants		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2009	10,705,000	10,705,000	$.21	$.21
Granted	-	-	.-	-
Exercised	-	-	-	-
Canceled	5,205,000	5,205,000.29		029
Balance – December 31, 2010	5,500,000	5,500,000	$.13	$.13
Granted	-	-	-	-
Exercised	-	-	-	-
Canceled	-	-		-
Balance – December 31, 2011	5,500,000	5,500,000	$.13	$.13

Information, at date of issuance, regarding warrant grants for the year ended December 31, 2011:

	Warrants	Weighted Average Exercise Price	Weighted Average Fair Value
Year ended December 31, 2011:
Exercise price exceeds market price	5,500,000	$.13	$.035
Exercise price equals market price	-	-	-
Exercise price is less than market price	-	-	-

The following table summarizes information about stock warrants outstanding and exercisable at December 31, 2011:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.05 to $.09	1,000,000	2.33	$.06	1,000,000
$.10 to $.49	4,500,000	1.90	.15	4,500,000
$.50	-	-	-	-

At December 31, 2011, there remains $0 of unamortized expense yet to be recorded related to all warrants outstanding.

NOTE 7 - GAIN ON WRITE OFF AND SETTLEMENT OF PAYABLES

During the year 2010 the Company entered into several payables transactions for the full satisfaction of such payables at amounts less than the recorded values. These settlements resulted in $868,711 of gains. In addition in 2010, the Company also wrote off $2,376,112 of legacy debts discussed hereafter.

NOTE 8 - INCOME TAXES

The provisions for income taxes for the year ended December 31, 2011 and 2010 consisted of the following:

	Year Ended
	December 31, 2011	December 31, 2010
Income tax attributable to:
Federal	(391,000)	(802,000)
State tax benefits	(56,000)	(115,000)
Permanent Differences – Beneficial conversion features, equity based compensation, derivative expense	157,000	(1,260,000)
Change in valuation allowance	290,000	343,000
Net amount	$-	$-

The cumulative tax effect at the expected rate of 40% of significant items comprising our net federal and state deferred tax amount is as follows:

	December 31, 2011	December 31, 2010
Deferred tax asset attributable to:
Net operating loss	$3,347,000	$3,048,000
Change in Prior Year Returns	(1,121,000)	-
Net deferred tax asset	$2,216,000	$3,048,000
Valuation allowance	(2,216,000)	(3,048,000)
Net deferred asset	$-	$-

At December 31, 2011, we had an unused net operating loss carryover approximating $5.5 million that is available to offset future taxable income; it expires beginning in 2023 through 2031. In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% of the Company within a three year period can result in an annual limitation on the Company’s ability to utilize its NOL carryforwards that were created during tax periods prior to the change in ownership. The Company has not performed such an evaluation to determine whether the net operating loss carryforwards have been limited, but we believe the net operating loss carryforwards prior to the merger on January 11, 2005 approximating $800,000 are limited to the extent they are virtually not usable.

The valuation of the deferred tax asset increased by approximately $290,000 and $343,000 for 2011 and 2010 respectively.

Due to net operating losses and the uncertainty of realization, no tax benefit has been recognized for operating losses. The Company’s ability to utilize its net operating loss carry forwards is uncertain and thus a valuation reserve has been provided against the Company’s net deferred tax assets.

The Company is current with its tax filing obligations.

NOTE 9 – CONTINGENCIES

During 2005 the Company issued short-term notes (average 90-days) with a specific rate of return to acquire funds to invest in high yield activities (e.g. container financing/investment).  As of December 31, 2010, the Company’s short-term notes payable relating to its previous container financing business total $1,259,000. The Company had also accrued $1,117,112 interest on these notes as of September 30, 2010.  In the three months ended December 31, 2011 the Company recorded a gain on forgiveness of debt of $2,376,112.  The Company has recorded a write-off of these short-term notes and related accrued interest during the three months ended December 31, 2010.  At December 31, 2010 the Company no longer reflects the liability represented by the short term notes based on the five-year statute of limitations under Chapter 717 of the Florida Statutes.  However, there can be no assurances that some or all of the note holders may raise exceptions which would toll the statute of limitations based on the uncertainty of case law in this area and the particular factual circumstances applicable to such note holders.

On December 13, 2011, a previous employee of the Company, Ms. Dominique Lerouge, filed an employment suit against both the Company as well as our CEO Mr. Jeffrey Schultz personally pursuant to 29U.S.C. (“Fair Labor Standards Act”). The suit was filed in the United States District Court in the Southern District of Florida Civil Action #12-cv-60012-Dimitrouleas/Snow. Ms. Lerouge has alleged that the Company did not pay her overtime wages. She is seeking the sum of approximately $16,000. The Company believes this suit has no merit and has retained counsel to defend itself.

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

On January 18, 2011 we issued 250,000 shares of our common stock to David Rappa, an employee of our company, relating to the renewal of an employment contract. These shares were valued at the sum of $11,500 and were valued at $.046.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On January 26, 2011 we issued 50,000 shares of our common stock to Process Engineering Services, Inc, a company owned by our CFO Mr. Michael Fasci, relating to a loan in the amount of $50,000. These shares were valued at the sum of $3,100 and were valued at $.062.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On January 28, 2011 we issued 15,000 shares of our common stock to Kathy Schultz, the wife of our President, relating to a loan in the amount of $15,000. These shares were valued at the sum of $930 and were valued at $.062.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

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

On December 28, 2011 we issued 250,000 shares of our common stock to Michael Fasci, for director services in 2011. These shares were valued at the sum of $12,500 and were valued at $.05.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

On December 28, 2011 we issued 250,000 shares of our common stock to Jeffrey Schultz, for director services in 2011. These shares were valued at the sum of $12,500 and were valued at $.05.  The recipient was an accredited investor and the issuance was exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of that act.

NOTE 11 - LEASE COMMITMENTS

The Company currently leases its office space with a 63-month term lease expiring in March, 2016

Future minimum lease commitments under non-cancellable leases are as follows:

Year Ending December 31,

2012                                $26,402
2013                                $27,948
2014                                $29,493
2015.                               $30,910

Such amounts above are exclusive of taxes and common area maintenance charges which are subject to fluctuation based on costs.

The Company incurred rent expense of $32,988 and $36,144, for the years ended December 31, 2011 and 2010, respectively.

NOTE 12 - SUBSEQUENT EVENTS

On January 4, 2012, David Rappa, our vice-president of sales and marketing, loaned the Company $12,000. This loan is non-interest bearing and payable on demand.

On January 10, 2012, the Company entered into a new one-year employment agreement with David Rappa.

On January 17, 2012, the Company entered into a Convertible Promissory Note (Note #9) with Asher Enterprises, Inc. with a principal amount of $47,500. The note matures in 9 months and carries an 8% interest rate per annum, compounded annually. If the note remains unpaid after 9 months from the Issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

On February 28, 2012, the Company entered into a Secured Promissory Note with Next View Capital, LP with a principal amount of $200,000. The note matures in one year and carries an interest rate of 12% for the first 6 months and 15% for the last six months. As additional consideration for entering into the note the Company issued 800,000 shares if its restricted securities valued at $48,000 ($.06 per share) and issued 800,000 5-year warrants exerciseable at $.10 per share. These notes have a liquidated damages clause and the warrants have a “ratchet-down” provision which creates additional derivative liabilities.  The proceeds of this note are to be used specifically for the purchase of inventory. This note was personally guaranteed by Mr. Jeff Schultz, the Company’s Chairman and CEO.

On February 28, 2012, the Company entered into two Secured Promissory Notes with private investors each with a principal amount of $25,000 ($50,000 total). The notes mature in one year and carry an interest rate of 12% for the first 6 months and 15% for the last six months. As additional consideration for entering into the notes the Company issued 200,000 shares if its restricted securities valued at $12,000 ($.06 per share) and issued 200,000 5-year warrants exerciseable at $.10 per share. These notes have a liquidated damages clause and the warrants have a “ratchet-down” provision which creates additional derivative liabilities.  The proceeds of these notes are to be used specifically for the purchase of inventory. These notes were personally guaranteed by Mr. Jeff Schultz, the Company’s Chairman and CEO. The $50,000 total funds from these notes are to be kept in a separate “loan account” and are not to be used until the $200,000 note entered into on 2/28/2012 is fully paid.

On March 22, 2012, the Company issued to Asher Enterprises, Inc. 416,667 shares of the Company’s common stock upon the conversion of $15,000 principal amount on a $63,000 convertible note (Note #6) that the Company had with Asher Enterprises, Inc. dated September 15, 2011 at a price of $.036 per share.