Form 10-Q
period 2012-03-31
REDFIN NETWORK, INC.
filed 2012-05-15
CIK 1100394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

Not Applicable

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

The number of outstanding shares of the issuer’s common stock, $0.001 par value, as of May 8, 2012 was 85,821,032.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements.  These factors include, but are not limited to, our ability to implement our business plan and generate revenues, our ability to raise sufficient capital to fund our operations and pay our obligations as they become due, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition, and other factors.  Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this quarterly report and our annual report on Form 10-K for the year ended December 31, 2011, including the risks described in Item 1A. - Risk Factors, in their entirety. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

Unless specifically set forth to the contrary, when used in this report the terms “RedFin", "we"", "our", the "Company" and similar terms refer to RedFin Network, Inc, a Nevada corporation formerly known as Secured Financial Network, Inc. and our subsidiary. In addition, when used herein and unless specifically set forth to the contrary, “2012” refers to the year ending December 31, 2012 and “2011” refers to the year ended December 31, 2011.  The information which appears on our website at www.redfinnet.com is not part of this report.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

REDFIN NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS
Accounts receivable, Net	$113,870	$128,316
Employee Advances	9,772	16,322
Note Receivable	50,000	-
Inventory	113,245	114,735
Prepaid Expenses	4,483	4,483

Total Current Assets	291,370	263,856

FURNITURE AND EQUIPMENT (NET)	16,134	18,164

OTHER ASSETS
Refundable Deposits	49,368	49,330
Intangible, Net	12,398	12,775

Total Other Assets	61,766	62,105

TOTAL ASSETS	$369,270	$344,125

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash Overdraft	$25,807	$62,416
Accounts Payable	323,442	327,309
Deposits Payable	26,169	27,869
Accrued Expenses	51,511	51,630
Notes Payable	350,400	144,491
Lines of Credit	1,381,000	1,381,000
Convertible Notes	170,500	155,500
Derivative and Liquidating Liabilities	388,397	349,863

Total Current Liabilities	2,717,226	2,500,079

LONG TERM LIABILITIES
Notes Payable	40,000	52,000

Total Long Term Liabilities	40,000	52,000

STOCKHOLDERS' DEFICIT
Preferred Stock authorized is 20,000,000
shares at $0.001 par value. None issued and
outstanding.
Common Stock authorized is 250,000,000
shares at $0.001 par value. Issued and
outstanding on March 31, 2012 is 84,415,574
and December 31, 2011 is 82,512,796 shares.	84,416	82,513
Additional Paid in Capital	5,780,843	5,689,600
Accumulated Deficit	(8,253,215)	(7,980,067)

Total Stockholders' Deficit	(2,387,956)	(2,207,953)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$369,270	$344,125

The accompanying notes are an integral part of these statements

REDFIN NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2012	2011

REVENUES
Sales	$760,695	$626,669
Cost of Goods Sold	506,453	401,474

Total Gross Income	254,242	225,195

EXPENSES
Administrative Expenses	358,509	322,386
Professional and Consulting	70,272	5,100
Depreciation and Amortization	4,357	10,176

Total Expenses	433,138	337,662

Net Loss from operations before
other income (expense)	(178,896)	(112,468)

Interest Expense	(55,719)	(40,216)
Derivative and Liquidating Expenses	(38,534)	(130,641)

Net loss before Provision
for Income Taxes	(273,149)	(283,325)

Provision for Income Taxes	-	-

NET LOSS	$(273,149)	$(283,325)

Basic and Diluted
Net Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Shares
Common Shares Outstanding -
basic and diluted	83,464,185	66,423,052

The accompanying notes are an integral part of these statements

REDFIN NETWORK, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities:

Net Loss	$(273,149)	$(283,325)

Adjustments to Net Loss:

Derivative and Liquidating Expenses	38,534	130,641
Depreciation	2,030	419
Amortization	7,381	9,757
Equity Issued for Services and Interest	-	15,530

Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used) by Operating Activities:

Changes in Assets and Liabilities:
Inventory	1,491	(4,013)
Employee Advances	6,550	9,398
Customer Deposits	(1,700)	25,234
Product Deposits	(38)	(41,400)
Accrued Interest	(119)	29,067
Accrued Expenses	-	(8,603)
Accounts Receivable	14,446	3,943
Accounts Payable	(3,867)	(184,585)

Net Cash (Used) by Operating Activities	(208,441)	(297,936)

Cash Flows From Investing Activities:

Notes Receivable	(50,000)	-
Refundable Deposits	-	15,002
Purchase of Equipment	(1,950)	(7,645)

Net Cash Provided by (Used) by Investing Activities	(51,950)	7,357

Cash Flows From Financing Activities:

Notes Payable	325,500	76,500
Repayment of Notes Payable	(28,000)	(12,000)
Cash Overdraft	(36,609)	(8,992)
Line of Credit	-	210,000
Loans Payable - Officers	-	65,000
Repayment of Loans Payable officers	(500)	(30,000)

Net Cash Provided by Financing Activities	260,391	300,508

Net Change in Cash	-	9,929

Cash and Cash Equivalents - Beginning	-	-

Cash and Cash Equivalents - Ending	$-	$9,929

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$37,782	$4,120

Non-Cash Financing Transactions:
Conversion of Indebtedness for Equity	$32,500	$-

The accompanying notes are an integral part of these statements

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of RedFin Network, Inc. and our subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the three month periods ended March, 2012 and March, 2011, the Company had net losses of $273,149 and $283,325 respectively and has a stockholders’ deficit of $2,387,956 as of March 31, 2012. As of March 31, 2012 the Company had $0 in cash. As stated by our auditors in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2011, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing but cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company named Secured Financial Network, Inc, until April 24, 2011, and its wholly owned subsidiary, RedFin Network, Inc. (formerly known as Virtual Payment Solutions, Inc.) , Inc, a Florida Corporation ("RFN"). The Company created RFN in September of 2007.  All significant inter-company accounts and transactions are eliminated in consolidation.

Accounts Receivable and Revenue Recognition

Accounts Receivable

The Company estimates an allowance for doubtful accounts, sales returns and allowances based on historical trends and other criteria.  At March 31, 2012 there was a $7,000 allowances on trade receivables from product sales.  The same allowance was used in December 31, 2011.

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

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes Options-Pricing Model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying these FASB guidelines approximated $0 and $11,500 in compensation expense during the three months ended March 31, 2012 and 2011 respectively.

Business and Credit Concentration

The Company purchases the majority of its products for resale from two suppliers. As of March 31, 2012, the Company’s outstanding balance due these suppliers was $169,543. The loss of one or both these suppliers could have a material adverse effect upon its business for a short-term period of time.

Net Loss Per Share

The Company has adopted the FASB guidance regarding standards for the computation, presentation and disclosure of earnings per share. The warrants excluded from the earnings per share calculations total 6,500,000, as the inclusion of such warrants would be anti-dilutive. In addition the Company has convertible debt which may be converted into shares.

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

Fair Value of Financial Instruments

The Company has adopted the FASB guidelines regarding the estimate of the fair value of all financial instruments included on its balance sheet as of March 31, 2012. The Company considers the carrying value of accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded notes payable, derivative and liquidating liabilities on the secured convertible notes, largely as a result of the undercapitalization of the Company.

Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the convertibles notes. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The recorded value of all derivatives at March 31, 2012 and December 31, 2011 totaled $388,397 and $349,863, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At March 31, 2012 and December 31, 2011 derivatives were valued primarily using the Black-Scholes Option Pricing Model.

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
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

The fair value of our financial instruments at March 31, 2012 and December 31, 2011 follows:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – March 31, 2012	$-	$-	$388,397

Derivative securities – December 31, 2011	$-	$-	$349,863

Recent Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been deemed not relevant, and as a result the adoption of these other new accounting pronouncement is not expected to have any impact once adopted.

Reclassifications

Certain reclassifications to the numbers have been made to the prior periods for presentation purposes.

NOTE 2 - ACCRUED LIABILITIES

The accrued liabilities consisted of the following:

	March 31,	December 31,
	2012	2011
Interest	$51,511	$51,630
Total	$51,511	$51,630

NOTE 3 – DEPOSITS AND NOTES PAYABLE

The following table contains a summary of all outstanding Deposits and Notes Payable:

March 31,
2012
Deposits Payable	$26,169
Notes Payable - Current	$350,400
Convertible Note Payable	$170,500
Lines of Credit	$1,381,000
Total	$1,928,069

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(unaudited)

NOTE 3 – DEPOSITS AND NOTES PAYABLE - continued

Deposits Payable

The total amount of Deposits Payable as of March 31, 2012 was $26,169 and consisted of.

•	$3,000 in Gateway Service Deposits
•	$23,169 in Customer Order Deposits

Notes Payable

The total amount of Notes Payable as of March 31, 2012 was $390,400 (inclusive of long-term debt) and consisted of,

•	$2,791 in non-interest bearing Notes Payable to Officers

•	$309,609 in Promissory Notes as follows:
$15,000 Schultz Note
On January 28, 2011, the Company entered into a $15,000 promissory note with Kathy Schultz, the wife of our CEO, The note matures in January 2013 and carries an interest rate of 15% per annum.
$25,000 Rappa Note
On March 22, 2011, the Company entered into a $25,000 promissory note with Edward Rappa, The note matures in March 2013 and carries an interest rate of 12% per annum.
$10,000 PES, Inc. Note
On January 26, 2011, the Company entered into a $50,000 promissory note with Process Engineering Services, Inc. a company owned by our CFO. The note matures in January 2013 and carries an interest rate of 15% per annum.
$12,000 Rappa Note
On January 4, 2012, David Rappa, our vice-president of sales and marketing, loaned the Company $12,000. This loan is non-interest bearing and payable on demand.
$194,409 Feb 2012 Notes
On February 28, 2012 the company issued promissory notes to three investors totaling $194,409 principal amount (net of debt discount) of short term notes. These notes carry an interest rate of 12% through August 2012 and then 15% to maturity. They mature in February 2013.
$53,200 Noriega Note
On July 1, 2011 the Company entered into a $57,500 Promissory Note with an investor. The note matures in 1 year. The proceeds of the note were used to buy ICG product inventory and the interest rate on the note is dependent on the sale of that inventory.

•	$78,000 in Investor Notes
During 2005 the Company issued seventeen (17) short-term notes (average 90-days) with a specific rate of return to acquire funds to invest in high yield activities (e.g. Container financing/investment).

These notes payable are subject to monthly payments of $4,000 through September of 2014. As a result, $40,000 of these liabilities is recorded as long-term liabilities.

There was a net gain of $129,787 recorded in 2010 on these notes subject to being repaid.

Convertible Notes Payable

The total amount of Convertible Notes Payable as of March 31, 2012 was $170,500 and consisted of:

On September 15, 2011 the Company entered into a $63,000 Convertible Promissory Note (Note #6) with Asher Enterprises, Inc. with a principal amount remaining on March 31, 2012 of $30,500. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on June 15, 2012. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

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

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(unaudited)

NOTE 3 – DEPOSITS AND NOTES PAYABLE - continued

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

On January 17, 2012 the Company entered into a Convertible Promissory Note (Note #9) with Asher Enterprises, Inc. with a principal amount of $47,500. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on October 13, 2012. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as fund Company operations.

Lines of Credit

The total amount due under our Lines of Credit as of March 31, 2012 is $1,381,000 and consisted of:

Commercial Holding:
During April 2008, the Company entered into a $500,000 line of credit with Commercial Holding, AG and amended in December 2008 to increase such line of credit to $700,000. Terms of the line of credit include interest payable at the rate of 10% per annum and repayment of principal by December 31, 2009, as amended. As part of the agreement dated April 29, 2008, Commercial Holding, AG agreed to assume $172,700 worth of notes previously owed by the Company to another creditor. This amount represents all of the borrowings by the Company from this other creditor in 2008. As additional consideration to Commercial Holding AG for entering into the line of credit, the Company agreed to immediately issue to Commercial Holding AG 2,000,000 shares of Rule 144 restricted Company common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share. Such equity issuances have been valued at $59,284 and expensed as interest in 2008, as the original maturity date of the original line of credit was December 2008. As consideration for the December 2008 amendment to the line of credit another 2,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share were issued. Interest expense of $8,263 was recorded and attributed to the December 2008 equity issuances in 2008, with another $139,724 recorded as deferred financing costs to be amortized through December 2009. As of June 29, 2010 the Company had used the entire $700,000 credit line and had a principal balance due on the credit line of $1,275,584 and interest owing on the credit line of $159,785. On June 30, 2010, the Company agreed to exchange $425,584 of principal balance due on the credit line for 4,479,827 shares of restricted common stock equating to a price of $.095 per share. This exchange of debt for equity reduced the principal amount owing and payable on the Commercial Holding, AG line of credit to $850,000. This line of credit is now due and payable on December 31, 2012. As of March 31, 2012 the outstanding balance due on this credit line was $1,138,000.

H.E.B.:
During June 2010, the Company entered into line of credit with HEB, LLC with an initial credit limit of $400,000. Interest on outstanding balances will accrue at the rate of 14% per annum. This line of credit is due and payable on December 31, 2012. As of March 31, 2012 the outstanding balance due on this credit line was $243,000.

NOTE 4 – NOTES RECEIVABLE

On February 29, 2012, the Company entered into a promissory note with Ellamate, Inc. of Courtland, NY by lending Ellamate, Inc. the sum of $50,000. Terms of the note are 12% interest and the note matures on August 28, 2012. In addition to the 12% interest, Ellamate has also agreed to remit 3% of their “residual” income as additional consideration.

NOTE 5 - DERIVATIVE AND LIQUIDATING LIABILITIES

Asher Enterprises Convertible Notes

On September 15, 2011, the Company issued a $63,000 convertible note (Note #6), convertible into shares of common stock at 60% of the then market price of the common stock. As of March 31, 2012 there remains $30,500 of principal amount outstanding.

The fair value of the total derivative liabilities of $69,479 relating to the Asher Enterprises, Inc. note as of March 31, 2012 is attributed to the Convertible Note conversion factor of 60% of market. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed as follows:

Convertible Note into Shares
Market Price of Stock	$0.06
Exercise Price	$0.035
Term	One Year
Volatility	191%
Risk Free Rate	1.04%
Number of Shares Assumed Issuable	1,612,644

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(unaudited)

NOTE 5 - DERIVATIVE AND LIQUIDATING LIABILITIES - continued

On November 4, 2011, the Company issued a $42,500 convertible note (Note #7), convertible into shares of common stock at 60% of the then market price of the common stock.

The fair value of the total derivative liabilities of $96,814 relating to the Asher Enterprises, Inc. note as of March 31, 2012 is attributed to the Convertible Note conversion factor of 60% of market. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed as follows:

Convertible Note into Shares
Market Price of Stock	$0.06
Exercise Price	$0.035
Term	One Year
Volatility	191%
Risk Free Rate	1.04%
Number of Shares Assumed Issuable	2,247,126

On December 6, 2011, the Company issued a $50,000 convertible note (Note #8), convertible into shares of common stock at 60% of the then market price of the common stock.

The fair value of the total derivative liabilities of $113,900 relating to the Asher Enterprises, Inc. note as of March 31, 2012 is attributed to the Convertible Note conversion factor of 60% of market. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed as follows:

Convertible Note into Shares
Market Price of Stock	$0.06
Exercise Price	$0.035
Term	One Year
Volatility	191%
Risk Free Rate	1.04%
Number of Shares Assumed Issuable	2,643,678

On January 17, 2012 the Company issued a $47,500 convertible note (Note #9), convertible into shares of common stock at 60% of the then market price of the common stock.

The fair value of the total derivative liabilities of $108,204 relating to the Asher Enterprises, Inc. note as of March 31, 2012 is attributed to the Convertible Note conversion factor of 60% of market. The estimated derivative liabilities recorded were computed utilizing the Black Scholes model, with the following assumptions for the three Convertible Note agreements executed as follows:

Convertible Note into Shares
Market Price of Stock	$0.06
Exercise Price	$0.035
Term	One Year
Volatility	191%
Risk Free Rate	1.04%
Number of Shares Assumed Issuable	2,511,494

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(unaudited)

NOTE 6 - EQUITY TRANSACTIONS

Common Stock

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

On February 28, 2012, the Company entered into a Secured Promissory Note with Next View Capital, LP with a principal amount of $200,000. The note matures in one year and carries an interest rate of 12% for the first 6 months and 15% for the last six months. As additional consideration for entering into the note the Company issued 800,000 shares if its restricted securities valued at $48,000 ($.06 per share) and issued 800,000 5-year warrants exercisable at $.10 per share. These notes have a liquidated damages clause and the warrants have a “ratchet-down” provision which creates additional derivative liabilities.  The proceeds of this note are to be used specifically for the purchase of inventory. This note was personally guaranteed by Mr. Jeff Schultz, the Company’s Chairman and CEO. The Company recorded a debt discount of $48,516 attributed to the shares and warrants issued.

On February 28, 2012, the Company entered into two Secured Promissory Notes with private investors each with a principal amount of $25,000 ($50,000 total). The notes mature in one year and carry an interest rate of 12% for the first 6 months and 15% for the last six months. As additional consideration for entering into the notes the Company issued 200,000 shares if its restricted securities valued at $12,000 ($.06 per share) and issued 200,000 5-year warrants exercisable at $.10 per share. These notes have a liquidated damages clause and the warrants have a “ratchet-down” provision which creates additional derivative liabilities.  The proceeds of these notes are to be used specifically for the purchase of inventory. These notes were personally guaranteed by Mr. Jeff Schultz, the Company’s Chairman and CEO. The $50,000 total funds from these notes are to be kept in a separate “loan account” and are not to be used until the $200,000 note entered into on 2/28/2012 is fully paid. The Company recorded a debt discount of $12,129 attributed to the shares and warrants issued.

On March 22, 2012, the Company issued to Asher Enterprises, Inc. 416,667 shares of the Company’s common stock upon the conversion of $15,000 principal amount on a $63,000 convertible note (Note #6) that the Company had with Asher Enterprises, Inc. dated September 15, 2011 at a price of $.036 per share.

On March 28, 2012, the Company issued to Asher Enterprises, Inc. 486,111 shares of the Company’s common stock upon the conversion of $17,500 principal amount on a $63,000 convertible note (Note #6) that the Company had with Asher Enterprises, Inc. dated September 15, 2011 at a price of $.036 per share.

A summary of the activity of warrants issued as of March 31, 2012 as follows:

			Weighted Average
	Warrants		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2011	5,500,000	5,500,000	$.13	$.13
Granted	1,000,000	1,000,000	.10	.10
Exercised	-	-	-	-
Canceled	-	-	-	-
Balance – March 31, 2012	6,500,000	6,500,000	$.13	$.13

The following table summarizes information about stock warrants outstanding and exercisable at March 31, 2012:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.05 to $.09	1,000,000	2.08	$.06	1,000,000
$.10 to $.49	5,500,000	2.53	$.14	5,500,000

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(unaudited)

NOTE 7 - SUBSEQUENT EVENTS

We have evaluated for disclosure purposes subsequent events.

Notices of Conversion

On April 2, 2012, the Company issued to Asher Enterprises, Inc. 611,111 shares of its free trading common stock in response to a conversion notice. The conversion notice was recognized as per the terms of the $63,000 convertible note (Note #6) that the Company entered into with Asher Enterprises, Inc. in October 2010. The shares issued reduced the principal amount due under the note by $22,000. These shares were issued at a price of $.036 per share.

On April 10, 2012, the Company issued to Asher Enterprises, Inc. 402,190 shares of its free trading common stock in response to a conversion notice. The conversion notice was recognized as per the terms of the $63,000 convertible note (Note #6) that the Company entered into with Asher Enterprises, Inc. in October 2010. The shares issued reduced the principal amount due under the note by $8,500 and included the payment of $2,520 in accrued interest. These shares were issued at a price of $.0274 per share.

On May 7, 2012, the Company issued to Asher Enterprises, Inc. 392,157 shares of its free trading common stock in response to a conversion notice. The conversion notice was recognized as per the terms of the $42,500 convertible note (Note #7) that the Company entered into with Asher Enterprises, Inc. in October 31, 2011. The shares issued reduced the principal amount due under the note by $22,000. These shares were issued at a price of $.0306 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this quarterly report on Form 10-Q constitute “forward-looking statements.” Forward-looking statements are statements that are not historical, including statements regarding management’s intentions, beliefs, expectations, representations, plans or predictions of the future and are typically identified by words such as “believe,” “expect,” “anticipate” “intend,” “estimate,” “may,” “will,” “should,” and “could.”  These forward-looking statements involve numerous risks and uncertainties that could cause our actual results to be materially different from those set forth in the forward-looking statements including, without limitation, our ability to implement our business plan and generate revenues, our ability to raise sufficient capital to fund our operations and pay our obligations as they become due, economic, political and market conditions and fluctuations, government and industry regulation, U.S. and global competition and the other additional risks and uncertainties that are set forth in the Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the Securities and Exchange Commission. The risk factors described in our Form 10-K are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we deem immaterial also may materially adversely affect our business, financial condition and/or operating results.   We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law. The following discussion should also be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

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

Results of Operation for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

We generate the majority of our revenues from the sale of our payment processing terminal hardware, our RedFin Gateway transaction services, terminal software, and equipment accessories.  Our revenue increased approximately 22% in the three months ended March 31, 2012 compared to the same period in 2011.

Our cost of goods sold includes the payment processing terminals we sell as well as the recurring expenses to maintain the Gateway service to the terminals. Our cost of goods also includes our labor expenses to administer the gateway as well as the monthly licensing fees associated with maintaining and operating the payment gateway. Our average cost of goods sold as a percentage of revenues was approximately 67% for the three months ended March 31, 2012 as compared to approximately 64% for the comparable period in 2011. This increase was due primarily to the Company having to pay an expediting fee to our suppliers in order to quickly acquire smaller inventory orders on a “just-in-time” basis rather than placing large orders in advance to stock inventory in our warehouse and keep it ready for immediate delivery.

Total operating expenses for the three months ended March 31, 2012 increased approximately 29% from the comparable period in 2011, and included the following:

●
administrative expenses, which includes rent, salaries and general overhead costs increased approximately 12% for the three months ended March 31, 2012 from the comparable period in 2011 as a result of increased staffing and administrative expenses due to increased sales. We anticipate that administrative expenses will remain steady in the final nine months of 2012,

●	Depreciation and amortization expenses fell 58% in the first quarter of 2012, and

●
professional and consulting fees, which include sales and marketing consultants as well as investor relations services, increased approximately 1278% in the three months ended March 31, 2012 from the comparable period in 2011 as a result of increased marketing and investor relations efforts. We believe 75% of these fees were a one-time expense and therefore we anticipate that professional and consulting fees should decrease during the balance of 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Results of Operation for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011 - continued

Interest expenses increased approximately 39% in the first quarter of 2012 from the comparable period in 2011. This increase was primarily due to the increased need for borrowed funds to sustain operations

We report non-cash income or expense on derivative and liquidating liabilities each quarter as result of the price changes in our stock each quarter and the impact this stock price change has on our convertible debt. The difference in fair value of the derivative liabilities between the date of their issuance and their measurement date has been recognized as part of other income (expense).  These non-cash items can significantly impact our results of operations.

Net loss for the three months ended March 31, 2012 was $(273,149) compared to a net loss of $(283,325) for the comparable period in 2011.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company's needs for cash.  At March 31, 2012 we had a cash of $0, a bank overdraft of $25,807 and a working capital deficit of $2,425,856 as compared to cash on hand of $0 and a working capital deficit of $2,236,223 at December 31, 2011. On June 23, 2010 the Company entered into a credit line agreement with H.E.B. LLC in the amount of $400,000. As of March 31, 2012 the principal amount owed under this line was $243,000. Outstanding balances on this line of credit will accrue at 14% per annum. This credit line also becomes due on December 31, 2012.

We had total assets of $369,270 at March 31, 2012 as compared to $344,125 at December 31, 2011. This overall increase in total assets is primarily due to a $50,000 Note Receivable.  We had total liabilities of $2,757,226 at March 31, 2012 as compared to $2,552,079 at December 31, 2011 which is primarily due to increases in notes payable.

At March 31, 2012 our current assets increased approximately 11% from December 31, 2011 primarily as a result of a $50,000 note receivable.

As described later in this report, we lent $50,000 to a third party, who is also a customer, under a note which matures in August 2012.Our customary terms offered our customers are payment prior to shipment. Most of our sales transactions are pre-paid by credit card or ACH. We anticipate inventory levels to remain steady through the end of the year.  At March 31, 2012 we had employee advances of $9,772 which have been advanced for travel and operational expenses. We expect this balance to be significantly reduced over the next few quarters as a result of the filing of expense reports.

At March 31, 2012 our current liabilities increased approximately $217,147 from December 31, 2011, and consisted primarily of increases in notes payable representing borrowings during the first quarter of 2012, the proceeds of which were used to both fund out operations and to make the third party loan described elsewhere herein. At March 31, 2012, we had $390,400 of notes payable (inclusive of long-term debt), $1,381,000 due under credit lines and $170,500 of convertible notes, all of which become due during 2012. We do not have any commitments for capital expenditures and our only external source of working capital are amounts available under the two credit lines. At March 31, 2012, total availability under the lines was $157,000. We do not have sufficient working capital to fund our ongoing operations and satisfy our debt obligations absent a significant increase in our revenues and have been carrying a bank overdraft for the last four fiscal quarters. We also do not have sufficient capital to satisfy our debt obligations totaling $1,900,000, exclusive of accounts payable, which become due in 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Liquidity and Capital Resources - continued

Included in those obligations at March 31, 2012 is $1,138,000 due under a credit line which matures on December 31, 2012. Our failure to pay the interest or principal when due under the line of credit will result in an event of default, or if any other events should occur which would otherwise result in an event of default under the agreement, the amounts due under the credit line would become immediately due and payable.  If we were unable to pay these amounts, the lender could seek to foreclose on the assets of our subsidiary which represents substantially all of our operations.

We continue to rely on short terms loans to fund our daily operations and to meet payroll. As sales have increased the demand to borrow additional funds is decreasing. We continue to work with a number of potential lenders to provide funding for both operations and product inventory. There is no assurance that we will be able to obtain funds at favorable terms to us, if at all. In addition, under the terms of the three Asher Enterprises, Inc. $170,500 total principal amount notes, we have granted the lender a right of first refusal for future offerings as well as anti-dilution rights which could adversely impact our results of operations in future periods if triggered.  As described elsewhere herein, we do not have sufficient funds to pay our outstanding debt obligations which are approximately $2,731,419 at March 31, 2012 exclusive of cash overdraft. We will need to raise capital to satisfy our debt obligations.  If we are unable to raise the necessary capital, we could be forced to curtail some or all of our operations and it is likely that investors would lose their entire investment in our company.

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have incurred net losses from operations each year since inception and have relied on the sale of our securities from time to time and loans from third parties to fund our operations.  These recurring operating losses have led our independent registered public accounting firm Sherb & Co, LLP to include a statement in its audit report relating to our audited consolidated financial statements for the years ended December 31, 2011 and 2010 expressing substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future.  We plan to continue to provide for our capital requirements through the sale of equity securities, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed.  There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

Under the supervision and with the participation of our senior management, consisting of Jeffrey Schultz, our Chief Executive Officer and Michael Fasci, our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, and based on the deficiencies that we have uncovered, our Chief Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are not 100% effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

On January 17, 2012, the Company entered into a Convertible Promissory Note (Note #9) with Asher Enterprises, Inc. with a principal amount of $47,500. The note matures in 9 months and carries an 8% interest rate per annum, compounded annually. If the note remains unpaid after 9 months from the Issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations. The recipient is an accredited investor and the issuance of the note was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 4(2) of that act.

On February 28, 2012, the Company entered into a Secured Promissory Note with Next View Capital, LP with a principal amount of $200,000. The note matures in one year and carries an interest rate of 12% for the first 6 months and 15% for the last six months. As additional consideration for entering into the note the Company issued 800,000 shares if its restricted securities valued at $48,000 ($.06 per share) and issued 800,000 5-year warrants exercisable at $.10 per share. These notes have a liquidated damages clause and the warrants have a “ratchet-down” provision which creates additional derivative liabilities.  The proceeds of this note are to be used specifically for the purchase of inventory. This note was personally guaranteed by Mr. Jeff Schultz, the Company’s Chairman and CEO. The recipient is an accredited investor and the issuance of the note was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 4(2) of that act.

On February 28, 2012, the Company entered into two Secured Promissory Notes with private investors each with a principal amount of $25,000 ($50,000 total). The notes mature in one year and carry an interest rate of 12% for the first 6 months and 15% for the last six months. As additional consideration for entering into the notes the Company issued 200,000 shares if its restricted securities valued at $12,000 ($.06 per share) and issued 200,000 5-year warrants exercisable at $.10 per share. These notes have a liquidated damages clause and the warrants have a “ratchet-down” provision which creates additional derivative liabilities.  The proceeds of these notes are to be used specifically for the purchase of inventory. These notes were personally guaranteed by Mr. Jeff Schultz, the Company’s Chairman and CEO. The $50,000 total funds from these notes are to be kept in a separate “loan account” and are not to be used until the $200,000 note entered into on 2/28/2012 is fully paid. The recipient is an accredited investor and the issuance of the note was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 4(2) of that act.

On March 22, 2012, the Company issued to Asher Enterprises, Inc. 416,667 shares of the Company’s common stock upon the conversion of $15,000 principal amount on a $63,000 convertible note (Note #6) that the Company had with Asher Enterprises, Inc. dated September 15, 2011 at a price of $.036 per share. The recipient is an accredited investor and the issuance of the note was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 3(a)(9) of that act.

On March 28, 2012, the Company issued to Asher Enterprises, Inc. 486,111 shares of the Company’s common stock upon the conversion of $17,500 principal amount on a $63,000 convertible note (Note #6) that the Company had with Asher Enterprises, Inc. dated September 15, 2011 at a price of $.036 per share. The recipient is an accredited investor and the issuance of the note was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 3(a)(9) of that act.

On April 2, 2012, the Company issued to Asher Enterprises, Inc. 611,111 shares of its free trading common stock in response to a conversion notice. The conversion notice was recognized as per the terms of the $63,000 convertible note (Note #6) that the Company entered into with Asher Enterprises, Inc. in October 2010. The shares issued reduced the principal amount due under the note by $22,000. These shares were issued at a price of $.036 per share. The recipient is an accredited investor and the issuance of the note was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 3(a)(9) of that act.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - continued

On April 10, 2012, the Company issued to Asher Enterprises, Inc. 402,190 shares of its free trading common stock in response to a conversion notice. The conversion notice was recognized as per the terms of the $63,000 convertible note (Note #6) that the Company entered into with Asher Enterprises, Inc. in October 2010. The shares issued reduced the principal amount due under the note by $8,500 and included the payment of $2,520 in accrued interest. These shares were issued at a price of $.0274 per share. The recipient is an accredited investor and the issuance of the note was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 3(a)(9) of that act.

On May 7, 2012, the Company issued to Asher Enterprises, Inc. 392,157 shares of its free trading common stock in response to a conversion notice. The conversion notice was recognized as per the terms of the $42,500 convertible note (Note #7) that the Company entered into with Asher Enterprises, Inc. in October 31, 2011. The shares issued reduced the principal amount due under the note by $22,000. These shares were issued at a price of $.0306 per share. The recipient is an accredited investor and the issuance of the note was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 3(a)(9) of that act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Item 5.	Other Information.

On February 29, 2012 we lent $50,000 to Ellamate, Inc., a third party that is also a customer, under the terms of a $50,000 Promissory Note. The note, which bears interest at 12% per annum, is due on August 28, 2012. As additional interest to us under the note, the lender will pay us 3% of their “residual” income over the term of the note. Residual income is defined as income derived from the profits generated by merchant service fees from the processing of credit and debit cards along with online ACH (automated clearing house transactions). A copy of the note is filed as Exhibit 10.28 to this report. We funded this note through proceeds we received from short-term borrowings during the quarter as described earlier in this report. The Company believes that the additional residual income on this note will yield up to an additional 30% return on is note beyond the 12% base interest.

On February 29, 2012 we entered into an Agreement for Consulting Services with Further Lane, Inc. pursuant to which that company will provide us with consulting services related to public relations, business intelligence, mergers and acquisition strategy, communications, and other such related services as shall be reasonably determined mutually by Further Lane, Inc. and the Company’s president. The term of the agreement is for one-year and compensation is $25,000 payable upon signing. A copy of the note is filed as Exhibit 10.29 to this report.

Item 6.	Exhibits.

Exhibit No.	Description
10.28	Ellamate $50,000 Promissory Note Receivable dated 2/29/2012 *

10.29	Form of Consulting Agreement with Further Lane Inc, dated 2/29/2012 *

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *

32.1	Section 1350 certification of Chief Executive Officer *

32.2	Section 1350 certification of Chief Financial Officer *

101.INS	XBRL Instance Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

101.LAE	XBRL Taxonomy Extension Label Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.SCH	XBRL Taxonomy Extension Schema *

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDFIN NETWORK, INC.

Date: May 15, 2012	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: President, CEO, principal executive officer

Date: May 15, 2012	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer, principal financial officer