Form 10-Q
period 2012-06-30
REDFIN NETWORK, INC.
filed 2012-08-09
CIK 1100394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

or

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

The number of outstanding shares of the issuer’s common stock, $0.001 par value, as of August 8, 2012 was 87,415,428.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

REDFIN NETWORK, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,

	2012	2011
	(Unaudited)
CURRENT ASSETS
Accounts receivable, Net	97,373	128,316
Employee Advances	8,086	16,322
Note Receivable	50,000	-
Inventory	91,857	114,735
Prepaid Expenses	4,483	4,483

Total Current Assets	251,800	263,856

FURNITURE AND EQUIPMENT (NET)	14,104	18,164

OTHER ASSETS
Refundable Deposits	16,718	49,330
Intangible, Net	13,821	12,775

Total Other Assets	30,539	62,105

TOTAL ASSETS	$296,443	$344,125

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash Overdraft	11,414	62,416
Accounts Payable	282,030	327,309
Deposits Payable	39,401	27,869
Accrued Expenses	62,609	51,630
Notes Payable	341,101	144,491
Lines of Credit	1,387,500	1,381,000
Convertible Notes	150,500	155,500
Derivative and Liquidating Liabilities	349,757	349,863

Total Current Liabilities	2,624,312	2,500,079

LONG TERM LIABILITIES
Notes Payable	40,000	52,000

Total Long Term Liabilites	40,000	52,000

STOCKHOLDERS' DEFICIT
Preferred Stock authorized is 20,000,000
shares at $0.001 par value. None issued and
outstanding.
Common Stock authorized is 250,000,000
shares at $0.001 par value. Issued and
outstanding on June 30, 2012 is 87,415,428
and December 31, 2011 is 82,512,796 shares.	87,415	82,513
Additional Paid in Capital	5,861,063	5,689,600
Accumulated Deficit	(8,316,348)	(7,980,067)

Total Stockholders' Deficit	(2,367,869)	(2,207,953)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$296,443	$344,125

The accompanying notes are an integral part of these statements

REDFIN NETWORK, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

REVENUES
Sales	$677,129	$960,658	$1,437,825	$1,587,328
Cost of Goods Sold	388,927	558,951	895,380	960,426

Total Gross Income	288,202	401,707	542,445	626,902

EXPENSES
Administrative Expenses	342,375	447,126	702,316	731,207
Professional and Consulting	15,146	45,590	83,985	89,011
Depreciation and Amortization	4,357	10,176	8,714	20,352

Total Expenses	361,878	502,892	795,016	840,570

Net Loss from operations before
other income (expense)	(73,675)	(101,185)	(252,571)	(213,668)

Interest Income (Expense)	(61,504)	(44,698)	(117,223)	(84,914)
Other Income (Expense)	33,407	-	33,407	16
Derivative and Liquidating Income (Expenses)	38,640	59,606	106	(71,035)

Net loss before Provision
for Income Taxes	(63,133)	(86,277)	(336,281)	(369,602)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(63,133)	$(86,277)	$(336,281)	$(369,602)

Basic and Diluted
Net Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Shares
Common Shares Outstanding -
basic and diluted	85,915,501	69,732,548	84,964,112	69,575,047

The accompanying notes are an integral part of these statements

REDFIN NETWORK, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six Months Ended June 30,
	2012	2011
Cash Flows From Operating Activities:

Net Loss	$(336,281)	$(369,602)

Adjustments to Net Loss:

Derivative and Liquidating Expenses	(106)	71,035
Depreciation	6,010	838
Amortization	21,172	19,514
Equity Issued for Sevices and Interest	6,000	79,197

Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used) by Operating Activities:

Changes in Assets and Liabilities:
Inventory	22,878	(66,064)
Employee Advances	8,235	(2,756)
Customer Deposits	11,533	(5,236)
Product Deposits	32,612	(23,589)
Accrued Expenses	8,408	(6,277)
Accounts Receivable	30,943	(53,909)
Accounts Payable	(45,279)	(86,754)

Net Cash Provided by (Used) by Operating Activities	(233,877)	(443,604)

Cash Flows From Investing Activities:
Notes Receivable	(50,000)	-
Refundable Deposits	-	(280)
Purchase of Software / Equipment	(1,950)	(7,645)

Net Cash Provided by (Used) by Investing Activities	(51,950)	(7,925)

Cash Flows From Financing Activities:

Notes Payable	350,500	99,709
Repayment of Notes Payable	(59,670)	-
Cash Overdraft	(51,002)	(6,822)
Line of Credit	24,500	210,000
Loans Payable - Officers	22,000	38,291
Sale of Common Stock	-	110,351
Repayment of Loans Payable officers	(500)	-

Net Cash Provided by Financing Activities	285,828	451,529

Net Change in Cash	-	-

Cash and Cash Equivalents - Beginning	-	-

Cash and Cash Equivalents - Ending	$-	$-

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$64,568	$16,895

Non-Cash Financing Transactions:
Conversion of Indebtedness for Equity	$105,000	$50,000
Equity Issued For Interest	$4,989	$42,697

The accompanying notes are an integral part of these statements

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of RedFin Network, Inc. and our subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the six month periods ended June, 2012 and June, 2011, the Company had net losses of $336,281 and $369,602 respectively and has a stockholders’ deficit of $2,367,869 as of June 30, 2012. As of June 30, 2012 the Company had $0 in cash. As stated by our auditors in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2011, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing but cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Consolidation

The accompanying consolidated financial statements of the Company include the accounts of the Company named Secured Financial Network, Inc, until April 24, 2011, and it’s wholly owned subsidiary, RedFin Network, Inc. (formerly known as Virtual Payment Solutions, Inc.), Inc, a Florida corporation ("RFN"). The Company created RFN in September of 2007.  All significant inter-company accounts and transactions are eliminated in consolidation.

Accounts Receivable and Revenue Recognition

Accounts Receivable

The Company estimates an allowance for doubtful accounts, sales returns and allowances based on historical trends and other criteria.  At June 30, 2012 there was a $7,000 allowances on trade receivables from product sales.  The same allowance was used in December 31, 2011.

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
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes Options-Pricing Model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying these FASB guidelines approximated $6,000 and $11,500 in compensation expense during the three months ended June 30, 2012 and 2011 respectively.  The impact for the six months ended June 30, 2012 and 2011 approximated $6,000 and $11,500 respectively.

Business and Credit Concentration

The Company purchases the majority of its products for resale from two suppliers. As of June 30, 2012, the Company’s outstanding balance due these suppliers was $123,982. The loss of one or both these suppliers could have a material adverse effect upon its business for a short-term period of time.

Net Loss Per Share

The Company has adopted the FASB guidance regarding standards for the computation, presentation and disclosure of earnings per share. The warrants excluded from the earnings per share calculations total 6,500,000 shares of the Company’s common stock, as the inclusion of such warrants would be anti-dilutive. In addition the Company has convertible debt which may be converted into shares.

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

Fair Value of Financial Instruments

The Company has adopted the FASB guidelines regarding the estimate of the fair value of all financial instruments included on its balance sheet as of June 30, 2012. The Company considers the carrying value of accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded notes payable, derivative and liquidating liabilities on the secured convertible notes, largely as a result of the undercapitalization of the Company.

Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the convertibles notes. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The recorded value of all derivatives at June 30, 2012 and December 31, 2011 totaled $349,757 and $349,863, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At June 30, 2012 and December 31, 2011 derivatives were valued primarily using the Black-Scholes Option Pricing Model.

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
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

The fair value of our financial instruments at June 30, 2012 and December 31, 2011 follows:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – June 30, 2012	$-	$-	$349,757

Derivative securities – December 31, 2011	$-	$-	$349,863

Recent Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been deemed not relevant, and as a result the adoption of these other new accounting pronouncement is not expected to have any impact once adopted.

Reclassifications

Certain reclassifications to the numbers have been made to the prior periods for presentation purposes.

NOTE 2 - ACCRUED LIABILITIES

The accrued liabilities consisted of the following:

	June 30,	December 31,
	2012	2011
Comissions	$5,027	$0
Interest	$57,582	$51,630
Total	$62,609	$51,630

NOTE 3 – DEPOSITS AND NOTES PAYABLE

The following table contains a summary of all outstanding Deposits and Notes Payable:

June 30,
2012
Deposits Payable	$39,401
Notes Payable - Current	$341,101
Convertible Note Payable	$150,500
Lines of Credit	$1,387,500
Total	$1,918,502

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(unaudited)

NOTE 3 – DEPOSITS AND NOTES PAYABLE - continued

Deposits Payable

The total amount of Deposits Payable as of June 30, 2012 was $39,401 and consisted of.

·	$3,000 in Gateway Service Deposits
·	$36,401 in Customer Order Deposits

Notes Payable

The total amount of Notes Payable as of June 30, 2012 was $381,101 (inclusive of long-term debt) and consisted of, $381,101 in Promissory Notes as follows:

$15,000 Schultz Note #1
On January 28, 2011, the Company entered into a $15,000 promissory note with Kathy Schultz, the wife of our CEO, The note matures in January 2013 and carries an interest rate of 15% per annum.
$10,000 Schultz Note #2
On June 26, 2011, the Company entered into a $10,000 promissory note with Kathy Schultz, the wife of our CEO, The note matures on July 26, 2012 and carries an interest rate of 36% per annum (3% for 30 Days). This note was repaid in full on July 26, 2012.
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
$209,570 Feb 2012 Notes
On February 28, 2012 the Company issued promissory notes to three investors totaling $194,409 principal amount (net of debt discount) of short term notes. These notes carry an interest rate of 12% through August 2012 and then 15% to maturity. They mature in February 2013.
$33,531 Noriega Note
On July 1, 2011 the Company entered into a $57,500 Promissory Note with an investor. The note matures in 1 year. The proceeds of the note were used to buy ICG product inventory and the rate on the note is dependent on the sale of that inventory.
$66,000 in Investor Notes
These notes payable are subject to monthly payments of $4,000 through September of 2014. As a result, $40,000 of these liabilities is recorded as long-term liabilities. There was a net gain of $129,787 recorded in 2010 on these notes subject to being repaid.

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(unaudited)

NOTE 3 – DEPOSITS AND NOTES PAYABLE - continued

Convertible Notes Payable

The total amount of Convertible Notes Payable as of June 30, 2012 was $150,500 and consisted of:

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

On January 17, 2012 the Company entered into a Convertible Promissory Note (Note #9) with Asher Enterprises, Inc. with a principal amount of $47,500. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on October 19, 2012. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as fund Company operations.

On May 10, 2012 the Company entered into a Convertible Promissory Note (Note #10) with Asher Enterprises, Inc. with a principal amount of $53,000. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on February 14, 2013. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as fund Company operations.

Lines of Credit

The total amount due under our Lines of Credit as of June 30, 2012 is $1,295,000 and consisted of:

Commercial Holding:

During April 2008, the Company entered into a $500,000 line of credit with Commercial Holding, AG and amended in December 2008 to increase such line of credit to $700,000. Terms of the line of credit include interest payable at the rate of 10% per annum and repayment of principal by December 31, 2009, as amended. As part of the agreement dated April 29, 2008, Commercial Holding, AG agreed to assume $172,700 worth of notes previously owed by the Company to another creditor. This amount represents all of the borrowings by the Company from this other creditor in 2008. As additional consideration to Commercial Holding AG for entering into the line of credit, the Company agreed to immediately issue to Commercial Holding AG 2,000,000 shares of Rule 144 restricted Company common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share. Such equity issuances have been valued at $59,284 and expensed as interest in 2008, as the original maturity date of the original line of credit was December 2008. As consideration for the December 2008 amendment to the line of credit another 2,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share were issued. Interest expense of $8,263 was recorded and attributed to the December 2008 equity issuances in 2008, with another $139,724 recorded as deferred financing costs to be amortized through December 2009. As of June 29, 2010 the Company had used the entire $700,000 credit line and had a principal balance due on the credit line of $1,275,584 and interest owing on the credit line of $159,785. On June 30, 2010, the Company agreed to exchange $425,584 of principal balance due on the credit line for 4,479,827 shares of restricted common stock equating to a price of $.095 per share. This exchange of debt for equity reduced the principal amount owing and payable on the Commercial Holding, AG line of credit to $850,000. This line of credit is now due and payable on December 31, 2012. As of June 30, 2012 the outstanding balance due on this credit line was $1,144,500.

H.E.B.:

During June 2010, the Company entered into line of credit with HEB, LLC with an initial credit limit of $400,000. Interest on outstanding balances will accrue at the rate of 14% per annum. This line of credit is due and payable on December 31, 2012. As of June 30, 2012 the outstanding balance due on this credit line was $243,000.

NOTE 4 – NOTES RECEIVABLE

On February 29, 2012, the Company entered into a promissory note with Ellamate, Inc. of Courtland, NY by lending Ellamate, Inc. the sum of $50,000. Terms of the note are 12% interest and the note matures on August 28, 2012. In addition to the 12% interest, Ellamate has also agreed to remit 3% of their “residual” income as additional consideration. This note was repaid to the Company in full on July 9, 2012.

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(unaudited)

NOTE 5 - DERIVATIVE AND LIQUIDATING LIABILITIES

Asher Enterprises Convertible Notes

On December 6, 2011, the Company issued a $50,000 convertible note (Note #8), convertible into shares of common stock at 60% of the then market price of the common stock.

The fair value of the total derivative liabilities of $116,198 relating to the Asher Enterprises, Inc. note as of June 30, 2012 is attributed to the Convertible Note conversion factor of 60% of market. The estimated derivative liability recorded is computed utilizing the Black Scholes model, with the following assumptions for the Convertible Note agreement executed as follows:

Convertible Note into Shares
Market Price of Stock	$0.043
Exercise Price	$0.026
Term	One Year
Volatility	199%
Risk Free Rate	0.72%
Number of Shares Assumed Issuable	3,607,843

On January 17, 2012 the Company issued a $47,500 convertible note (Note #9), convertible into shares of common stock at 60% of the then market price of the common stock.

The fair value of the total derivative liabilities of $110,388 relating to the Asher Enterprises, Inc. note as of June 30, 2012 is attributed to the Convertible Note conversion factor of 60% of market. The estimated derivative liability recorded is computed utilizing the Black Scholes model, with the following assumptions for the Convertible Note agreement executed as follows:

Convertible Note into Shares
Market Price of Stock	$0.043
Exercise Price	$0.026
Term	One Year
Volatility	199%
Risk Free Rate	0.72%
Number of Shares Assumed Issuable	3,427,451

On May 15, 2012 the Company issued a $53,000 convertible note (Note #10), convertible into shares of common stock at 60% of the then market price of the common stock.

The fair value of the total derivative liabilities of $123,170 relating to the Asher Enterprises, Inc. note as of June 30, 2012 is attributed to the Convertible Note conversion factor of 60% of market. The estimated derivative liability recorded is computed utilizing the Black Scholes model, with the following assumptions for the Convertible Note agreement executed as follows:

Convertible Note into Shares
Market Price of Stock	$0.043
Exercise Price	$0.026
Term	One Year
Volatility	199%
Risk Free Rate	0.72%
Number of Shares Assumed Issuable	3,824,314

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(unaudited)

NOTE 6 - EQUITY TRANSACTIONS

Common Stock

During the six months ending June 30, 2012 the following equity transactions occurred:

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

On February 28, 2012, the Company entered into a Secured Promissory Note with Next View Capital, LP with a principal amount of $200,000. The note matures in one year and carries an interest rate of 12% for the first 6 months and 15% for the last six months. As additional consideration for entering into the note the Company issued 800,000 shares if its restricted securities valued at $48,000 ($.06 per share) and issued 800,000 5-year warrants exercisable at $.10 per share. Due to recent issuances of common stock at prices less than the exercise price of the warrants, the new exercise price of these warrants is $.095 per share. These notes have a liquidated damages clause and the warrants have a “ratchet-down” provision which creates additional derivative liabilities.  The proceeds of this note are to be used specifically for the purchase of inventory. This note was personally guaranteed by Mr. Jeff Schultz, the Company’s Chairman and CEO. The Company recorded a debt discount of $48,516 attributed to the shares and warrants issued.

On February 28, 2012, the Company entered into two Secured Promissory Notes with private investors each with a principal amount of $25,000 ($50,000 total). The notes mature in one year and carry an interest rate of 12% for the first 6 months and 15% for the last six months. As additional consideration for entering into the notes the Company issued 200,000 shares if its restricted securities valued at $12,000 ($.06 per share) and issued 200,000 5-year warrants exercisable at $.10 per share. Due to recent issuances of common stock at prices less than the exercise price of the warrants, the new exercise price of these warrants is $.095 per share. These notes have a liquidated damages clause and the warrants have a “ratchet-down” provision which creates additional derivative liabilities.  The proceeds of these notes are to be used specifically for the purchase of inventory. These notes were personally guaranteed by Mr. Jeff Schultz, the Company’s Chairman and CEO. The $50,000 total funds from these notes are to be kept in a separate “loan account” and are not to be used until the $200,000 note entered into on February 28, 2012 is fully paid. The Company recorded a debt discount of $12,129 attributed to the shares and warrants issued.

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

On April 2, 2012, the Company issued to Asher Enterprises, Inc. 611,111 shares of the Company’s common stock upon the conversion of $22,000 principal amount on a $63,000 convertible note (Note #6) that the Company had with Asher Enterprises, Inc. dated September 15, 2011 at a price of $.036 per share.

On April 10, 2012, the Company issued to Asher Enterprises, Inc. 402,190 shares of the Company’s common stock upon the conversion of $8,500 principal amount and $2,520 in accrued interest on a $63,000 convertible note (Note #6) that the Company had with Asher Enterprises, Inc. dated September 15, 2011 at a price of $.027 per share.

On May 7, 2012, the Company issued to Asher Enterprises, Inc. 392,157 shares of the Company’s common stock upon the conversion of $12,000 principal amount on a $42,500 convertible note (Note #7) that the Company had with Asher Enterprises, Inc. dated October 31, 2011 at a price of $.031 per share.

On May 17, 2012, the Company issued to Asher Enterprises, Inc. 600,000 shares of the Company’s common stock upon the conversion of $15,000 principal amount on a $42,500 convertible note (Note #7) that the Company had with Asher Enterprises, Inc. dated October 31, 2011 at a price of $.025 per share.

On May 30, 2012, the Company issued to Asher Enterprises, Inc. 822,967 shares of the Company’s common stock upon the conversion of $15,500 principal amount and $1,700 in accrued interest on a $42,500 convertible note (Note #7) that the Company had with Asher Enterprises, Inc. dated October 31, 2011 at a price of $.021 per share.

On June 25, 2012, the Company issued to David Rappa, 171,429 shares of the Company’s common stock relating to his 2012 employment agreement with the Company. These shares were valued at the sum of $6,000.

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(unaudited)

NOTE 6 - EQUITY TRANSACTIONS - continued

A summary of the activity of warrants issued as of June 30, 2012 as follows:

			Weighted Average
	Warrants		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2011	5,500,000	5,500,000	$.13	$.13
Granted	1,000,000	1,000,000	.10	.10
Exercised	-	-	-	-
Canceled	-	-	-	-
Balance – June 30, 2012	6,500,000	6,500,000	$.13	$.13

The following table summarizes information about stock warrants outstanding and exercisable at June 30, 2012:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.05 to $.09	1,000,000	1.84	$.06	1,000,000
$.10 to $.49	5,500,000	2.28	$.14	5,500,000

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events from the balance sheet date through the date of this filing and with the exception of the items below there are no events to disclose:

On July 9, 2012 the Company received full re-payment on its $50,000 note recieveable with Ellamate Inc. which was originally due August 28, 2012.

On July 26, 2012 the Company entered into a Convertible Promissory Note (Note #11) with Asher Enterprises, Inc. with a principal amount of $27,500. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on April 23, 2013. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as fund Company operations.

On July 26, 2012 the Company paid off, in its entirety, the $10,000 promissory note entered into with Kathy Schultz on June 26, 2012.

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
RedFin Desktop Terminal
HIOPOS® Point-Of-Sale retail and hospitality system
Redfin POS

All of the transaction hardware is integrated with the RedFin Payment Gateway, which connects merchants utilizing IP based terminals and wireless devices using Bluetooth, Ethernet, and GPRS to acquiring processors and banks for approval or denial of credit card, debit card, and ACH charges.

The RedFin Payment Gateway, servicing over 11,000 merchants today, is a customized credit/debit card-processing platform serving as the connection between the customers at point-of-sale to the financial networks for the acceptance of card payment by merchants.  Third party providers in compliance with financial institutions process most card transactions worldwide.  The Payment Gateway processes all credit card types, which include Visa, MasterCard, American Express, Discover, JCB, and EBT through transaction terminals, virtual terminals, and wireless mobile devices.  The Blue Bamboo Payment Gateway received its PCI/DSS Compliance in October 2008. The Payment Gateway is now listed under the RedFin Network name on the Visa’s approved Payment Gateway list as of March 2011 after RedFin completed its purchase of the gateway from Blue Bamboo in October of 2010.  In July of 2011 Hypercom® issued a “Support Discontinuance Notice” relative to their SmartPayments® Savannah products (formerly know as TPI SmartPayments) software under which RedFin’s Payment Gateway and many other payment industry gateways operated.  As a result of this notice RedFin decided to move its payment gateway platform to T-Gate, LLC, assets of which were purchased in July of 2012 by Bridge Payment Network, through a managed solution agreement.  RedFin continues to engage Trustwave®, a Visa approved PCI Compliance auditing group, to certify the RedFin Payment Gateway.  This audit allows RedFin to be listed on Visa approved service providers list (usa.visa.com/.../cisp-list-of-pcidss-compliant-service-providers.pdf).

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

The RedFin Payment Gateway is re-branded for other large associations requiring their own name recognition by the ISO/Merchant customer base.  Currently we private label the Payment Gateway for our customers CashBack, Blackstone Merchant Services, Prospay, TX Direct, Ellamate, Charge Card systems, and Diversified Check Solutions to name a few.

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

In August 2012 Redfin introduced its RedfinPOS™ software developed in partnership with Amber System Technologies at the Retail Now Show in Las Vegas for hospitality and retail.  This product along with Redfin PocketPOS™ is part Redfin’s business strategy to bring its own proprietary products to market in combination with compatible hardware.

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

Results of Operation for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

We generate revenues from the sale of the Blue Bamboo wireless terminals, our recurring monthly data plans and sales of our RedFin Gateway transaction platform.  Our revenue decreased approximately 30% and approximately 9%, respectively, in the three months and six months ended June 30, 2012 compared to the same periods in 2011. The Company believes that the recent reduction in revenue is temporary and that subsequent quarters in 2012 will result in sales levels and sales growth that will be in line with the previous upward trends.

Our cost of goods sold includes the payment processing terminals we sell as well as the recurring expenses to maintain the service to the terminals. Our cost of goods also includes our labor expenses to administer the gateway as well as the monthly licensing fees associated with maintaining and operating our payment gateway. Our cost of goods sold as a percentage of revenues was approximately 57% for the three months ended June 30, 2012 as compared to approximately 58% for the comparable period in 2011, and approximately 62% for the six months ended June 30, 2012 as compared to approximately 61% for the comparable period in 2011.  The reduction in cost of goods percentages can be attributed to management’s continuing efforts to reduce product costs and inbout freight charges from China. We expect our gross margins to continue to improve as sales volumes and direct selling to certain end users result in recognition of better gross margins for the Company

Total operating expenses for the three and six months ended June 30, 2012 decreased approximately 28% and 5% in each period from the comparable periods in 2011, and included the following:

●
Administrative expenses, which includes rent, salaries and general overhead costs decreased approximately 23% and approximately 4%, respectively, for the three and six months ended June 30, 2012 from the comparable periods in 2011 as a result of decreased staffing and administrative expenses due to a temporary decrease in sales. We anticipate that administrative expenses may increase as sales return to normal levels however the Company is firmly committed to reduce administartive expenses wherever possible as a result of increased efficiencies in its operation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Results of Operation for the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011 and the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011 - continued

●
Depreciation and amortization expenses decreased 57% in both the three month and six months ended June 30, 2012 compared to the same periods in 2011, due to the accelerated amortization of the Blue Bamboo payment gateway in the year earlier period when the Gateway was no longer utilized.

●
Professional and consulting fees, which include sales and marketing consultants as well as investor relations services, decreased approximately 67% and approximately 6%, respectively, in the three and six months ended June 30, 2012 from the comparable periods in 2011 as a result of the Company becoming more efficient in its sales and marketing operation.  We anticipate that professional and consulting fees should continue to decrease during the balance of 2012.

Interest expenses increased 38% in the three and six months ended June 30, 2012 when compared to the comparable periods in 2011. These increases were due to borrowing a larger amount of funds during these periods.

Other Income for the three month period ending June 30, 2012 was $33,407 compared to $0 for the year earlier period. This income was primarily due to the reclasification of $21, 275 of certain interest payments to principal as well as $12,100 of adjustments made to correct previously booked expenses which the Company recovered. This income was a one-time event.

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

Net loss for the three months ended June 30, 2012 was $63,133 compared to a net loss of $86,277 for the comparable period in 2011, and our net loss for the six months ended June 30, 2012 decreased approximately 9% from the comparable period in 2011. The decrease in the net loss was attributable to reduced administrative expenses associated with reductions in sales for the quarter.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company's needs for cash.  At June 30, 2012 we had a cash of $0, a bank overdraft of $11,414 and a working capital deficit of $2,372,512 as compared to cash on hand of $0 and a working capital deficit of $2,236,223 at December 31, 2011. On June 23, 2010 the Company entered into a credit line agreement with H.E.B. LLC in the amount of $400,000. As of June 30, 2012 the principal amount owed under this line was $243,000. Outstanding balances on this line of credit will accrue at 14% per annum. This credit line also becomes due on December 31, 2012.

We had total assets of $296,443 at June 30, 2012 as compared to $344,125 at December 31, 2011. This overall decrease in total assets is primarily due to a $50,000 Note Receivable, a reduction in accounts receivable, and a reduction in refundable deposits.  We had total liabilities of $2,664,312 at June 30, 2012 as compared to $2,552,079 at December 31, 2011 which is primarily due to increases in notes payable.

At June 30, 2012 our total current assets decreased approximately 5% from December 31, 2011 primarily as result of a $50,000 Note Receivable, a reduction in accounts receivable, and a reduction in refundable deposits.

As described in Note 4 of this report, we lent $50,000 to a third party, who is also a customer, under a note which matures in August 2012. This note was repaid on July 9, 2012. In addition to the interest we received, we also received approximately $2,300 as of June 30, 2012, representing 3% of their “residual” income due to us through April 30, 2012 as additional consideration.

Our customary terms offered our customers are payment prior to shipment. Most of our sales transactions are pre-paid by credit card or ACH. We anticipate inventory levels to remain steady through the end of the year.  At June 30, 2012 we had employee advances of $8,086 which have been advanced for travel and operational expenses. We expect this balance to be significantly reduced over the next few quarters as a result of the filing of expense reports.

At June 30, 2012 our current liabilities increased $124,233 from December 31, 2011, and consisted primarily of increases in notes payable representing borrowings during the second quarter of 2012, the proceeds of which were used to both fund out operations and to make the third party loan described elsewhere herein. At June 30, 2012, we had $624,101 of notes payable (inclusive of long-term debt), $1,387,500 due under credit lines and $150,500 of convertible notes, $97,500 which becomes due during 2012 and $53,000 becomes due in 2013. We do not have any commitments for capital expenditures and our only external sources of working capital are amounts available under the two credit lines. At June 30, 2012, total availability under the lines was $157,000.

We do not have sufficient working capital to fund our ongoing operations and satisfy our debt obligations absent a significant increase in our revenues and have been carrying a bank overdraft for the last four fiscal quarters. We also do not have sufficient capital to satisfy our debt obligations totaling $2,289,282, exclusive of accounts payable, which become due in 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Liquidity and Capital Resources - continued

Included in those obligations at June 30, 2012 is $1,387,500 due under credit lines which matures on December 31, 2012. Our failure to pay the interest or principal when due under the line of credit will result in an event of default, or if any other events should occur which would otherwise result in an event of default under the agreement, the amounts due under the credit line would become immediately due and payable.  If we were unable to pay these amounts, the lender could seek to foreclose on the assets of our subsidiary which represents substantially all of our operations.

We continue to rely on short terms loans to fund our daily operations and to meet payroll. We are continuously reviewing and adjusting our monthly expenses so as to better self-fund our operations based on the level of current sales. We continue to work with a number of potential lenders to provide funding for both operations and product inventory. There is no assurance that we will be able to obtain funds at favorable terms to us, if at all. In addition, under the terms of the three Asher Enterprises, Inc. $150,500 total principal amount notes, we have granted the lender a right of first refusal for future offerings as well as anti-dilution rights which could adversely impact our results of operations in future periods if triggered.  As described elsewhere herein, we do not have sufficient funds to pay our outstanding debt obligations which are approximately $2,652,898 at June 30, 2012 exclusive of cash overdraft. We will need to raise capital to satisfy our debt obligations.  We do not have any commitments from any third parties to provide these additional funds to us and there are no assurances we will be able to raise the necessary capital.  If we are unable to raise the necessary capital, we could be forced to curtail some or all of our operations and it is likely that investors would lose their entire investment in our company.

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have incurred net losses from operations each year since inception and have relied on the sale of our securities from time to time and loans from third parties to fund our operations.  These recurring operating losses have led our independent registered public accounting firm Sherb & Co, LLP to include a statement in its audit report relating to our audited consolidated financial statements for the years ended December 31, 2011 and 2010 expressing substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future.  We plan to continue to provide for our capital requirements through the sale of equity securities and short-term debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed.  There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

Under the supervision and with the participation of our senior management, consisting of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure as a result of material weaknesses in our disclosure controls and procedures.  During the period covered by this report we failed to timely file Current Reports on Form 8-K disclosing the issuances of securities and the Company entering into material borrowing obligations. The failure to timely file these reports is a material weakness in our disclosure controls and procedures.

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

On May 10, 2012 the Company entered into a Convertible Promissory Note (Note #10) with Asher Enterprises, Inc. with a principal amount of $53,000. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on February 14, 2013. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. . The note holder is an accredited investor and the issuance of the note was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 4(2) of that act. These proceeds from this loan were used for both the purchase of inventory as well as fund Company operations.

On May 17, 2012, the Company issued to Asher Enterprises, Inc. 600,000 shares of the Company’s common stock upon the conversion of $15,000 principal amount on a $42,500 convertible note (Note #7) that the Company had with Asher Enterprises, Inc. dated October 31, 2011 at a price of $.025 per share. The recipient is an accredited investor and the issuance of the shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a)(9) of that act.

On May 30, 2012, the Company issued to Asher Enterprises, Inc. 822,967 shares of the Company’s common stock upon the conversion of $15,500 principal amount and $1,700 in accrued interest on a $42,500 convertible note (Note #7) that the Company had with Asher Enterprises, Inc. dated October 31, 2011 at a price of $.021 per share. The recipient is an accredited investor and the issuance of the shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 3(a)(9) of that act.

On June 25, 2012, the Company issued to David Rappa, 171,429 shares of the Company’s common stock relating to his 2012 employment agreement with the Company. These shares were valued at the sum of $6,000. The recipient is an accredited investor and the issuance of the shares was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

On June 26, 2012 the Company borrowed $10,000 from Kathy Schultz, the wife of its CEO, under the terms of a 30 day promissory note.  Under the terms of the note, the Company agreed to pay 3% interest and the proceeds were to be used for inventory.  On July 26, 2012 the Company paid off, in its entirety, the $10,000 promissory note entered into with Kathy Schultz on June 26, 2012.

On July 26, 2012 the Company entered into a Convertible Promissory Note (Note #11) with Asher Enterprises, Inc. with a principal amount of $27,500. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on April 23, 2013. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. The note holder is an accredited investor and the issuance of the note was exempt from registration under the Securities in reliance on an exemption provided by Section 4(2) of that act. These proceeds from this loan were used for both the purchase of inventory as well as fund Company operations.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable to our operations.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
10.30	Schultz $10,000 Promissory Note dated June 26, 2012 *

10.31	Asher Enterprises, Inc. – $53,000 Convertible Promissory Note (Note #10) dated May 10,2012 *

10.32	Asher Enterprises, Inc. - $27,500 Convertible Promissory Note (Note #11) dated July 27 2012 *

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *

32.1	Section 1350 certification of Chief Executive Officer *

32.2	Section 1350 certification of Chief Financial Officer *

101.INS	XBRL Instance Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

101.LAE	XBRL Taxonomy Extension Label Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.SCH	XBRL Taxonomy Extension Schema **

*           Filed herewith
**        To be filed within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit containing detailed note tagging.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDFIN NETWORK, INC.

Date: August 9, 2012	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: President, CEO, principal executive officer

Date: August 9, 2012	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer, principal financial officer