Form 10-Q/A
period 2012-06-30
REDFIN NETWORK, INC.
filed 2012-08-13
CIK 1100394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q /A
Amendment No. 1
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission on August 9, 2012, for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report furnishes the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Balance Sheets as of June 30, 2012 and audited Consolidated Balance Sheets as of December 31, 2011, (ii) the unaudited Consolidated Statements of Operations and Comprehensive Income for the three and six months ended June 30, 2012 and 2011, (iii) the unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) the unaudited Notes to Consolidated Financial Statements.

No other changes have been made to the Form 10-Q. This Amendment does not reflect events that have occurred after the August 9, 2012 filing date of the Form 10-Q, or modify or update the disclosures presented therein, except to reflect the amendment described above.

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

*      Previously filed.
**    Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDFIN NETWORK, INC.

Date: August 13, 2012	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: President, CEO, principal executive officer

Date: August 13, 2012	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer, principal financial officer