Form 10-Q
period 2012-09-30
REDFIN NETWORK, INC.
filed 2012-11-09
CIK 1100394

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-Q
———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

or

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

The number of outstanding shares of the issuer’s common stock, $0.001 par value, as of November 5, 2012 was 97,139,112.

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

Unless specifically set forth to the contrary, when used in this report the terms “RedFin", "we"", "our", the "Company" and similar terms refer to RedFin Network, Inc., a Nevada corporation formerly known as Secured Financial Network, Inc. and our subsidiary. In addition, when used herein and unless specifically set forth to the contrary, “2012” refers to the year ending December 31, 2012 and “2011” refers to the year ended December 31, 2011.  The information which appears on our website at www.redfinnet.com is not part of this report.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

REDFIN NETWORK, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September, 30	December 31,
	2012	2011
	(Unaudited)
CURRENT ASSETS
Cash	$3,299	$-
Accounts receivable, Net	88,192	128,316
Employee Advances	9,729	16,322
Inventory	123,601	114,735
Product Deposits	36,330	-
Prepaid Expenses	4,483	4,483

Total Current Assets	265,635	263,856

FURNITURE AND EQUIPMENT (NET)	12,074	18,164

OTHER ASSETS
Refundable Deposits	4,518	49,330
Intangible, Net	15,443	12,775

Total Other Assets	19,962	62,105

TOTAL ASSETS	$297,671	$344,125

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Cash Overdraft	$-	$62,416
Accounts Payable	307,236	327,309
Deposits Payable	63,311	27,869
Accrued Expenses	75,526	51,630
Notes Payable	367,070	144,491
Notes Payable - Related Parties	50,814	-
Lines Of Credit	1,387,500	1,381,000
Convertible Notes	178,000	155,500
Derivative and Liquidating Liabilities	398,926	349,863

Total Current Liabilities	2,828,383	2,500,079

LONG TERM LIABILITIES
Notes Payable	32,500	52,000

Total Long Term Liabilities	32,500	52,000

STOCKHOLDERS' DEFICIT
Common Stock authorized is 100,000,000
shares at $0.001 par value. Issued and
outstanding on Sept. 30, 2012, 88,915,428 shares
and December 31, 2011, 82,512,796 shares.	88,915	82,513
Additional Paid in Capital	5,873,563	5,689,600
Accumulated Deficit	(8,525,691)	(7,980,067)

Total Stockholders' Deficit	(2,563,213)	(2,207,953)

TOTAL LIABILITIES AND
STOCKHOLDERS' DEFICIT	$297,671	$344,125

The accompanying notes are an integral part of these statements

REDFIN NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Sales	$597,670	$779,908	$2,035,495	$2,367,236

Cost of Goods Sold	367,574	493,314	1,262,955	1,453,740

Total Gross Income	230,096	286,594	772,541	913,496

EXPENSES
Administrative Expenses	332,004	464,993	1,034,320	1,197,472
Professional and Consulting	11,294	55,281	95,279	143,021
Depreciation and Amortization	4,357	10,176	13,071	30,528

Total Expenses	347,655	530,450	1,142,670	1,371,021

Net Loss before other income (expense)	(117,559)	(243,856)	(370,130)	(457,525)

Other Income (Expense):	22,954	131	56,361	147
Interest Income (Expense)	(65,569)	(58,639)	(182,793)	(143,553)
Change in Fair Value of Deriv. & Liquid. Income (Expense)	(49,169)	(20,311)	(49,063)	(91,347)

Net loss before Provision
for Income Taxes	(209,343)	(322,676)	(545,624)	(692,278)

Provision for Income Taxes	-	-	-	-

NET LOSS	$(209,343)	$(322,676)	$(545,624)	$(692,278)

Net Income (Loss) per Common Share
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Shares
Common Shares Outstanding -
Basic	88,165,428	76,710,928	85,714,112	73,401,433
Diluted	88,165,428	76,710,928	85,714,112	73,401,433

The accompanying notes are an integral part of these statements

REDFIN NETWORK, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities:

Net Loss	$(545,624)	$(692,278)

Adjustments to Net Loss:

Change in Fair Value of Derivative and Liquidating Expenses	49,063	91,347
Depreciation	6,089	1,257
Amortization	6,981	29,271
Equity Issued for Services and Interest	20,000	111,500
Amortization Debt Discount	35,376	-

Adjustments to Reconcile Net Loss to
Net Cash (Used) in Operating Activities:

Changes in Assets and Liabilities:
Inventory	(8,866)	(50,432)
Customer Deposits	35,442	8,164
Product Deposits	(36,330)	(15,062)
Employee Advances	6,593	6,211
Accrued Expenses	26,117	39,857
Accounts Receivable	40,124	(36,221)
Accounts Payable	(20,073)	(162,859)

Net Cash (Used) by Operating Activities	(385,109)	(669,246)

Cash Flows From Investing Activities:

Refundable Deposits	44,812	(12,863)
Purchase of Equipment	(9,649)	(7,645)

Net Cash Provided by (Used) in Investing Activities	35,162	(20,508)

Cash Flows From Financing Activities:
Notes Payable Proceeds	437,500	225,500
Notes Payable and Line of Credit Repayments	(69,169)	(92,000)
Cash Overdraft	(62,416)	(8,992)
Line of Credit Advances	-	298,000
Notes Payable - Related Parties Repaid	(43,355)	(40,000)
Note Payable - Related Parties	90,686	65,000
Proceeds from the sale of Common Stock	-	271,850

Net Cash Provided by Financing Activities	353,246	719,358

Net Change in Cash	3,299	29,604

Cash and Cash Equivalents - Beginning	-	-

Cash and Cash Equivalents - Ending	$3,299	$29,604

Supplemental Cash Flow Disclosures:
Taxes	$-	$-
Interest	$-	$-

Non-Cash Financing Transactions:
Conversion of Indebtedness for Equity	$105,500	$144,697

The accompanying notes are an integral part of these statements

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements of RedFin Network, Inc. and our subsidiary (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring accruals) have been included. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has incurred losses since inception and has negative cash flows from operations. For the nine month periods ended September, 2012 and September, 2011, the Company had net losses of $545,624 and $692,278 respectively and has a stockholders’ deficit of $2,563,213 as of September 30, 2012. As of September 30, 2012 the Company had $3,299 in cash. As stated by our auditors in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2011, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain additional equity and/or debt financing and upon future successful development and marketing of the Company’s products and services. Management is pursuing various sources of equity and debt financing but cannot assure that the Company will be able to secure such financing or obtain financing on terms beneficial to the Company. Failure to secure such financing may result in the Company’s inability to continue as a going concern.

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

Accounts Receivable and Revenue Recognition

Accounts Receivable

The Company estimates an allowance for doubtful accounts, sales returns and allowances based on historical trends and other criteria.  At September 30, 2012 there was a $7,000 allowances on trade receivables from product sales.  The same allowance was used in December 31, 2011.

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
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Stock-Based Employee Compensation

The Company has adopted the Financial Accounting Standards Board (“FASB”) guidelines that require companies to expense the value of employee stock options and similar awards and applies to all outstanding and vested stock-based awards.

In computing the impact, the fair value of each option is estimated on the date of grant based on the Black-Scholes Options-Pricing Model utilizing certain assumptions for a risk free interest rate; volatility; and expected remaining lives of the awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, the Company’s stock-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. In estimating the Company’s forfeiture rate, the Company analyzed its historical forfeiture rate, the remaining lives of unvested options, and the amount of vested options as a percentage of total options outstanding. If the Company’s actual forfeiture rate is materially different from its estimate, or if the Company reevaluates the forfeiture rate in the future, the stock-based compensation expense could be significantly different from what we have recorded in the current period. The impact of applying these FASB guidelines approximated $14,000 and $50,000 in compensation expense during the three months ended September 30, 2012 and 2011 respectively.  The impact for the nine months ended September 30, 2012 and 2011 approximated $20,000 and $61,500 respectively.

Business and Credit Concentration

The Company purchases the majority of its products for resale from two suppliers. As of September 30, 2012, the Company’s outstanding balance due these suppliers was $127,204. The loss of one or both of these suppliers could have a material adverse effect upon its business for a short-term period of time.

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

Fair Value of Financial Instruments

The Company has adopted the FASB guidelines regarding the estimate of the fair value of all financial instruments included on its balance sheet as of September 30, 2012. The Company considers the carrying value of accounts receivable, accounts payable and accrued expenses in the consolidated financial statements to approximate their face value. The Company has not made an evaluation of the fair value of the recorded notes payable, derivative and liquidating liabilities on the secured convertible notes, largely as a result of the undercapitalization of the Company.

Derivative Financial Instruments

Our derivative financial instruments consist of embedded and free-standing derivatives related primarily to the convertibles notes. The embedded derivatives include the conversion features, and liquidated damages clauses in the registration rights agreement. In addition, under the accounting provisions, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company is required to classify certain other non-employee stock options and warrants (free-standing derivatives) as liabilities. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair values as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. The recorded value of all derivatives at September 30, 2012 and December 31, 2011 totaled $398,926 and $349,863, respectively. Any change in fair value of these instruments will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. At September 30, 2012 and December 31, 2011 derivatives were valued primarily using the Black-Scholes Option Pricing Model.

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
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

The fair value of our financial instruments at September 30, 2012 and December 31, 2011 follows:

	Fair Value Measurements at Reporting Date Using
Description	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative securities – September 30, 2012	$0	$0	$398,926

Derivative securities – December 31, 2011	$0	$0	$349,863

Recent Accounting Pronouncements

All new accounting pronouncements issued but not yet effective have been deemed not relevant, and as a result the adoption of these other new accounting pronouncement is not expected to have any impact once adopted.

Reclassifications

Certain reclassifications to the numbers have been made to the prior periods for presentation purposes.

NOTE 2 - ACCRUED LIABILITIES

The accrued liabilities consisted of the following:

	September 30,	December 31,
	2012	2011
Commissions	$7,209	$0
Interest	$68,317	$51,630
Total	$75,526	$51,630

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)

NOTE 3 – DEPOSITS AND NOTES PAYABLE

The following table contains a summary of all outstanding Deposits and Notes Payable:

September 30,
2012
Deposits Payable	$63,311
Notes Payable – Current	$417,884
Convertible Note Payable	$178,000
Lines of Credit	$1,387,500
Total	$2,046,695

Deposits Payable

The total amount of Deposits Payable as of September 30, 2012 was $63,311 and consisted of.

·	$3,000 in Gateway Service Deposits
·	$60,311 in Customer Order Deposits

Notes Payable

The total amount of Notes Payable as of September 30, 2012 was $450,384 (inclusive of long-term debt) and consisted of Promissory Notes as follows:

$15,000 Schultz Note #1
On January 28, 2011, the Company entered into a $15,000 promissory note with Kathy Schultz, the wife of our CEO. The note matures in January 2013 and carries an interest rate of 15% per annum.
$5,000   Schultz Note #2
On June 26, 2011, the Company entered into a $10,000 promissory note with Kathy Schultz, the wife of our CEO. The note matures on July 26, 2012 and carries an interest rate of 36% per annum (3% for 30 Days). This note was repaid in full on July 26, 2012.
$18,974 Schultz Note #3
On September 18, 2012, the Company entered into a promissory note with Kathy Schultz, the wife of     our CEO. The note has no date of maturity, carries no interest rate, and is payable on demand. This note was paid off in Full on October 26, 2012.
$24,840 Fasci Note
On August 28, 2012, the Company entered into $24,840 promissory note with Michael Fasci our CFO. The note carries a fixed interest payment of $750 and matures on September 19, 2012. This note was paid off in full on October 30, 2012.
$20,808 Rappa Note
On March 22, 2011, the Company entered into a $25,000 promissory note with Edward Rappa, The note matures in March 2013 and carries an interest rate of 12% per annum.
$7,000 PES, Inc. Note
On January 26, 2011, the Company entered into a $50,000 promissory note with Process Engineering Services, Inc. a company owned by our CFO. The note matures in January 2013 and carries an interest rate of 15% per annum.
$9,000 Rappa Note
On January 4, 2012, David Rappa, our vice-president of sales and marketing, loaned the Company $12,000. This loan is non-interest bearing and payable on demand.
$224,731 Feb 2012 Notes
On February 28, 2012 the Company issued promissory notes to three investors totaling $194,409 principal amount (net of debt discount) of short term notes. These notes carry an interest rate of 12% through August 2012 and then 15% to maturity. They mature in February 2013.
$33,531 Noriega Note
On July 1, 2011 the Company entered into a $57,500 Promissory Note with an investor. The note matures in 1 year. The proceeds of the note were used to buy ICG product inventory and the rate on the note is dependent on the sale of that inventory. The Company is currently in litigation with this note holder. Please see Legal Proceedings under Part II, Item #1 of this report.

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)

NOTE 3 – DEPOSITS AND NOTES PAYABLE - continued

$35,000 Three Star Note
On August 1, 2012, the Company entered into a promissory note with Three Star Payments in the amount of $35,000. The note matures on September 15, 2012, and carries an interest rate of 10% for each 45-day period that the note remains unpaid. As of September 30, 2012 this note was in default however a subsequent amendment to the note brought it back into compliance. Please see subsequent events.
$56,500 in Investor Notes
These notes payable are subject to monthly payments of $2,000 through September of 2014. As a result, $32,500 of these liabilities is recorded as long-term liabilities. There was a net gain of $129,787 recorded in 2010 on these notes subject to being repaid.

Convertible Notes Payable

The total amount of Convertible Notes Payable as of September 30, 2012 was $178,000 and consisted of:

On December 6, 2011 the Company entered into a Convertible Promissory Note (Note #8) with Asher Enterprises, Inc. with a principal amount of $50,000. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on September 8, 2012. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as fund Company operations. As of the date of this filing this note was in default.

On January 17, 2012 the Company entered into a Convertible Promissory Note (Note #9) with Asher Enterprises, Inc. with a principal amount of $47,500. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on October 19, 2012. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as fund Company operations. As of the date of this filing this note was in default.

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

On July 19, 2012 the Company entered into a Convertible Promissory Note (Note #11) with Asher Enterprises, Inc. with a principal amount of $27,500. Terms of the note are repayment of 150% of the principal amount after 270 days. The note is due and payable on April 23, 2013. The holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as fund Company operations.

Lines of Credit

The total amount due under our Lines of Credit as of September 30, 2012 is $1,387,500 and consisted of:

Commercial Holding AG:

During April 2008, the Company entered into a $500,000 line of credit with Commercial Holding, AG and amended in December 2008 to increase such line of credit to $700,000. Terms of the line of credit include interest payable at the rate of 10% per annum and repayment of principal by December 31, 2009, as amended. As part of the agreement dated April 29, 2008, Commercial Holding, AG agreed to assume $172,700 worth of notes previously owed by the Company to another creditor. This amount represents all of the borrowings by the Company from this other creditor in 2008. As additional consideration to Commercial Holding AG for entering into the line of credit, the Company agreed to immediately issue to Commercial Holding AG 2,000,000 shares of Rule 144 restricted Company common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share. Such equity issuances have been valued at $59,284 and expensed as interest in 2008, as the original maturity date of the original line of credit was December 2008. As consideration for the December 2008 amendment to the line of credit another 2,000,000 shares of common stock and a warrant to purchase 1,000,000 shares of common stock, exercisable for 5 years at $.25 per share were issued. Interest expense of $8,263 was recorded and attributed to the December 2008 equity issuances in 2008, with another $139,724 recorded as deferred financing costs to be amortized through December 2009. As of June 29, 2010 the Company had used the entire $700,000 credit line and had a principal balance due on the credit line of $1,275,584 and interest owing on the credit line of $159,785. On June 30, 2010, the Company agreed to exchange $425,584 of principal balance due on the credit line for 4,479,827 shares of restricted common stock equating to a price of $.095 per share. This exchange of debt for equity reduced the principal amount owing and payable on the Commercial Holding, AG line of credit to $850,000. This line of credit was due and payable on December 31, 2012. On October 19, 2012, the Company negotiated an extension on the line of credit to December 1, 2014. As of September 30, 2012 the outstanding balance due on this credit line was $1,144,500.

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)

NOTE 3 – DEPOSITS AND NOTES PAYABLE - continued

H.E.B. LLC:

During June 2010, the Company entered into line of credit with HEB, LLC with an initial credit limit of $400,000. Interest on outstanding balances will accrue at the rate of 14% per annum. This line of credit is due and payable on December 31, 2012. As of September 30, 2012 the outstanding balance due on this credit line was $243,000.

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

The fair value of the total derivative liabilities of $112,058 relating to the Asher Enterprises, Inc. note as of September 30, 2012 is attributed to the Convertible Note conversion factor of 60% of market. The estimated derivative liability recorded is computed utilizing the Black Scholes model, with the following assumptions for the Convertible Note agreement executed as follows:

Convertible Note into Shares
Market Price of Stock	$0.021
Exercise Price	$0.013
Term	One Year
Volatility	185%
Risk Free Rate	0.62%
Number of Shares Assumed Issuable	7,301,587

On January 17, 2012 the Company issued a $47,500 convertible note (Note #9), convertible into shares of common stock at 60% of the then market price of the common stock.

The fair value of the total derivative liabilities of $106,455 relating to the Asher Enterprises, Inc. note as of September 30, 2012 is attributed to the Convertible Note conversion factor of 60% of market. The estimated derivative liability recorded is computed utilizing the Black Scholes model, with the following assumptions for the Convertible Note agreement executed as follows:

Convertible Note into Shares
Market Price of Stock	$0.021
Exercise Price	$0.013
Term	One Year
Volatility	185%
Risk Free Rate	0.62%
Number of Shares Assumed Issuable	6,936,508

On May 15, 2012 the Company issued a $53,000 convertible note (Note #10), convertible into shares of common stock at 60% of the then market price of the common stock.

The fair value of the total derivative liabilities of $118,781 relating to the Asher Enterprises, Inc. note as of September 30, 2012 is attributed to the Convertible Note conversion factor of 60% of market. The estimated derivative liability recorded is computed utilizing the Black Scholes model, with the following assumptions for the Convertible Note agreement executed as follows:

Convertible Note into Shares
Market Price of Stock	$0.021
Exercise Price	$0.013
Term	One Year
Volatility	185%
Risk Free Rate	0.62%
Number of Shares Assumed Issuable	7,739,683

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)

NOTE 5 - DERIVATIVE AND LIQUIDATING LIABILITIES - continued

On July 19, 2012 the Company issued a $27,500 convertible note (Note #11), convertible into shares of common stock at 60% of the then market price of the common stock.

The fair value of the total derivative liabilities of $61,632 relating to the Asher Enterprises, Inc. note as of September 30, 2012 is attributed to the Convertible Note conversion factor of 60% of market. The estimated derivative liability recorded is computed utilizing the Black Scholes model, with the following assumptions for the Convertible Note agreement executed as follows:

Convertible Note into Shares
Market Price of Stock	$0.021
Exercise Price	$0.013
Term	One Year
Volatility	185%
Risk Free Rate	0.62%
Number of Shares Assumed Issuable	4,015,873

NOTE 6 - EQUITY TRANSACTIONS

Common Stock

During the nine months ending September 30, 2012 the following equity transactions occurred:

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

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)

NOTE 6 - EQUITY TRANSACTIONS - continued

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

On May 9, 2012, the Company entered into a Convertible Promissory Note (Note #10) with Asher Enterprises, Inc. with a principal amount of $53,000. The note matures in 9 months and carries an 8% interest rate per annum, compounded annually. If the note remains unpaid after 9 months from the Issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

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

On July 19, 2012, the Company entered into a Convertible Promissory Note (Note #11) with Asher Enterprises, Inc. with a principal amount of $27,500. The note matures in 9 months and carries an 8% interest rate per annum, compounded annually. If the note remains unpaid after 9 months from the Issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 60% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

On September 24, 2012, the Company issued to Michael E. Fasci, 500,000 shares of the Company’s common stock relating to his 2012 employment agreement with the Company. These shares were valued at the sum of $4,000.

On September 24, 2012, the Company issued to Jeffrey Schultz, 500,000 shares of the Company’s common stock relating to his 2012 employment agreement with the Company. These shares were valued at the sum of $4,000.

On September 26, 2012, the Company issued to David Rappa, 500,000 shares of the Company’s common stock relating to his 2012 employment agreement with the Company. These shares were valued at the sum of $6,000.

A summary of the activity of warrants issued as of September 30, 2012 as follows:

			Weighted Average
	Warrants		Exercise Price
	Outstanding	Exercisable	Outstanding	Exercisable
Balance – December 31, 2011	5,500,000	5,500,000	$.13	$.13
Granted	1,000,000	1,000,000	.10	.10
Exercised	-	-	-	-
Canceled	-	-	-	-
Balance – September 30, 2012	6,500,000	6,500,000	$.13	$.13

The following table summarizes information about stock warrants outstanding and exercisable at September 30, 2012:

	Number Outstanding	Weighted- Average Remaining Life in Years	Weighted Average Exercise Price	Number Exercisable
Range of exercise prices:
$.05 to $.09	1,000,000	1.58	$.06	1,000,000
$.10 to $.49	5,500,000	2.03	$.14	5,500,000

REDFIN NETWORK, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012
(unaudited)

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all subsequent events from the balance sheet date through the date of this filing and with the exception of the items below there are no events to disclose:

On October 1, 2012, the Company negotiated a Note Extension and Revision agreement with Three Star Payments on their August 1, 2012 Promissory Note. The new terms of the note are that the date of maturity is extended until December 1, 2012 and the rate of interest is changed to 10% per annum retroactively to August 1, 2012.

On October 18, 2012, the Company executed a new 3-year employment agreement with its CEO Mr. Jeffrey Schultz.  Terms of the agreement were filed in Form 8-K filing with the Securities and Exchange Commission on October 24, 2012.

On October 18, 2012, the Company issued to Mr. Jeffrey Schultz, our CEO, 50,000 shares of a newly created Series A Preferred Stock. This stock was valued at $50. This stock was issued in conjunction with Mr. Schultz’s employment agreement mentioned previously. Rights of the Series A Preferred Stock are 1,000 shares of voting power for each share of Series A Preferred Stock.

On October 19, 2012, the Company negotiated an extension on its line of credit with Commercial Holding, AG. This line now matures on December 31, 2014.

On October 26, 2012, the Company entered into a Senior Secured Revolving Credit Facility Agreement in the amount of $3,000,000 by and between RedFin Network, Inc. as Borrower and TCA Global Master Fund, LP as Lender. Terms of the agreement were filed in Form 8-K filing with the Securities and Exchange Commission on October 31, 2012. As part of the Agreement, the Company’s current senior creditors, Commercial Holding AG, Next View Capital LP, Gulati and Sack all agreed to subordinate their debt to TCA. This Agreement also included the issuance of 8,223,684 shares as an investment banking fee.

On October 26, 2012, the Company paid off the K. Schultz $18,974 note in full.

On October 30, 2012, the Company paid off the $24,840 Fasci note in full.

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

Overview

We are a developer of valued added provider of payment transaction processing solutions marketed to and utilized by traditional “brick and mortar”, and Internet e-commerce merchants, with a focus on businesses requiring mobile or wireless payment solutions, point-of-sale software and hardware to conduct business.  Our Company website is www.RedFinnet.com .

RFN markets its products and services through the branded name RedFin Network.  These products and services today include:

Blue Bambooв H-50 Wireless all-in-one transaction terminal
Blue Bambooв P-25 printer and printer card reader device
Blue Bambooв Blue Box table pay restaurant solution
RedFin PCI Compliant and Visa certified Payment Gateway
RedFin PocketPOS for Blackberryв, iphoneв, and Androidв
RedFin Sidebar QuickBooks interface
RedFin Desktop Terminal
HIOPOSв Point-Of-Sale retail and hospitality system
Redfin Retail POS
RedFin Hospitality POS

All of the transaction hardware is integrated with the RedFin Payment Gateway, which connects merchants utilizing IP based terminals and wireless devices using Bluetooth, Ethernet, and GPRS to acquiring processors and banks for approval or denial of credit card, debit card, and ACH charges.

The RedFin Payment Gateway, servicing over 14,000 merchants today, is a customized credit/debit card-processing platform serving as the connection between the customers at point-of-sale to the financial networks for the acceptance of card payment by merchants.  Third party providers in compliance with financial institutions process most card transactions worldwide.  The Payment Gateway processes all credit card types, which include Visa, MasterCard, American Express, Discover, JCB, and EBT through transaction terminals, virtual terminals, and wireless mobile devices.  The Blue Bamboo Payment Gateway received its PCI/DSS Compliance in October 2008. The Payment Gateway is now listed under the RedFin Network name on the Visa’s approved Payment Gateway list as of March 2011 after RedFin completed its purchase of the gateway from Blue Bamboo in October of 2010.  In July of 2011 Hypercomв issued a “Support Discontinuance Notice” relative to their SmartPaymentsв Savannah products (formerly know as TPI SmartPayments) software under which RedFin’s Payment Gateway and many other payment industry gateways operated.  As a result of this notice, RedFin decided to move its payment gateway platform to T-Gate, LLC, assets of which were purchased in July of 2012 by Bridge Payment Network, through a managed solution agreement.  RedFin continues to engage Trustwaveв, a Visa approved PCI Compliance auditing group, to certify the RedFin Payment Gateway.  This audit allows RedFin to be listed on Visa approved service providers list (usa.visa.com/.../cisp-list-of-pcidss-compliant-service-providers.pdf).

The PCI/DSS Standard was developed by the major credit card associations as a guideline to help organizations that process card payments prevent credit card fraud as well as  “cracking” and various other security vulnerabilities and threats. A company processing, storing, or transmitting payment card data must be PCI compliant or risk losing their ability to process credit card payments and being audited and/or fined. Merchants and payment card service providers must validate their compliance annually.

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

The RedFin Payment Gateway is re-branded for other large associations requiring their own name recognition by the ISO/Merchant customer base.  Currently we private label the Payment Gateway for our customers CashBack, Blackstone Merchant Services, TX Direct, Ellamate, Charge Card systems, and Diversified Check Solutions to name a few.

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

In 2012 RedFin has continued to grow its footprint in the mobile and wireless sectors of the transaction payment industry by focusing and expanding it sales effort through its vendor relationships with Fifth Third banks Vantiv processing division, Elavon a division of U.S. Bank, Aircharge’s sales relationship with SprintвBiz360 program, and with expansion of hardware sales through other large hardware sales groups such as The Phoenix Group and TASQв a First Data company.

In August 2012 Redfin introduced its RedfinPOSФ software developed in partnership with Amber System Technologies at the Retail Now Show in Las Vegas for hospitality and retail.  This product along with Redfin PocketPOSФ is part of Redfin’s business strategy to bring its own proprietary products to market in combination with compatible hardware.

The Company will continue its objective to keep a low cost efficient overhead by outsourcing its hosting requirements as well as the customer and technical support functions, while controlling all product deployment internally.  All Level 1 and 2 customer service related questions have also been outsourced to Card Group with a 24/7 resolution of customer trouble tickets in less than 15 minutes.  Level 3 technical support is provided after hours by Power-It-Up.

Results of Operation for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

We generate revenues from the sale of the Blue Bamboo wireless terminals, our recurring monthly data plans and sales of our RedFin Gateway transaction platform.  Our revenue decreased approximately 24% and approximately 14%, respectively, in the three months and nine months ended September 30, 2012 compared to the same periods in 2011. The Company believes that the reduction in revenue is temporary as sales have begun to recover and that the fourth quarter of 2012 will result in sales levels and sales growth that will be in line with the previous upward trends.

Our cost of goods sold includes the payment processing terminals we sell as well as the recurring expenses to maintain the service to the terminals. Our cost of goods also includes our labor expenses to administer the gateway as well as the monthly licensing fees associated with maintaining and operating our payment gateway. Our cost of goods sold as a percentage of revenues was approximately 62% for both the three months ended September 30, 2012 and 2011, and approximately 64% for the nine months ended September 30, 2012 as compared to approximately 62% for the comparable period in 2011.  We expect our gross margins to improve as sales volumes and direct selling to certain end users result in recognition of better gross margins for the Company

Total operating expenses for the three and nine months ended September 30, 2012 decreased approximately 35% and 17% respectively in each period from the comparable periods in 2011, and included the following:

●
Administrative expenses, which includes rent, salaries and general overhead costs decreased approximately 29% and approximately 14%, respectively, for the three and nine months ended September 30, 2012 from the comparable periods in 2011 as a result of decreased billing and administrative expenses due to a temporary decrease in sales. We anticipate that administrative expenses may increase as sales return to normal levels however the Company is firmly committed to reduce administrative expenses wherever possible as a result of increased efficiencies in its operation.

●
Professional and consulting fees, which include sales and marketing consultants as well as investor relations services, decreased approximately 80% and 34%, respectively, in the three and nine months ended September 30, 2012 from the comparable periods in 2011 as a result of the Company performing more of these services in house. We anticipate that professional and consulting fees should continue to decrease during the balance of 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Results of Operation for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011 and the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended June 30, 2011 - continued

●
Depreciation and amortization expenses decreased 58% in both the three month and nine months ended September 30, 2012 compared to the same periods in 2011, due to the accelerated amortization of the Blue Bamboo payment gateway in the year earlier period when the Gateway was no longer utilized.

Interest expenses increased 11% and 27% respectively in the three and nine months ended September 30, 2012 when compared to the comparable periods in 2011. These increases were due to borrowing a larger amount of funds during these periods.

Other Income for the three month period ending September 30, 2012 was $22,954 compared to $131 for the year earlier period. This income was primarily due to a settlement on a debt with a supplier and also a freight credit granted to us by one of our product suppliers.

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

Net loss for the three months ended September 30, 2012 was $209,343 compared to a net loss of $322,676 for the comparable period in 2011, and our net loss for the nine months ended September 30, 2012 decreased approximately 22% from the comparable period in 2011. The decrease in the net loss was attributable to reduced administrative expenses associated with reductions in sales for the quarter.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate adequate amounts of cash to meet the company's needs for cash.  At September 30, 2012 we had cash on hand of $3,299 and a working capital deficit of $2,562,748 as compared to cash on hand of $0 and a working capital deficit of $2,236,223 at December 31, 2011.

We had total assets of $297,671 at September 30, 2012 as compared to $344,125 at December 31, 2011. This overall decrease in total assets is primarily due to an approximate $40,000 reduction in accounts receivable as well as an approximate $6,000 reduction in employee advances. We had total liabilities of $2,860,883 at September 30, 2012 as compared to $2,552,079 at December 31, 2011 which is primarily due to increases in notes payable as well as an approximate $50,000 increase in derivative and liquidating liabilities.

At September 30, 2012 our total current assets remained approximately the same from December 31, 2011.

As described in Note 4 of this report to the unaudited financial statements appearing elsewhere herein, we lent $50,000 to a third party, who is also a customer, under a note which matured in August 2012. This note was repaid on July 9, 2012. In addition to the interest we received, we also received approximately $2,300 as of September 30, 2012, representing 3% of their “residual” income due to us through April 30, 2012 as additional consideration which was recorded as ordinary income.

Our customary terms offered our customers are payment prior to shipment. Most of our sales transactions are pre-paid by credit card or ACH. We anticipate inventory levels to remain steady through the end of the year.  At September 30, 2012 we had employee advances of $9,729 which have been advanced for travel and operational expenses. We expect this balance to be significantly reduced over the next few quarters as a result of the filing of expense reports.

At September 30, 2012 our current liabilities increased $328,304 from December 31, 2011, and consisted primarily of increases in notes payable representing borrowings during the third quarter of 2012, the proceeds of which were used to both fund out operations and to make the third party loan described elsewhere herein. At September 30, 2012, we had $450,384 of notes payable (inclusive of long-term debt), $1,387,500 due under credit lines and $178,000 of convertible notes, $97,500 which becomes due during 2012 and $80,500 becomes due in 2013.

We do not have any commitments for capital expenditures. At September 30, 2012, total availability under the then existing lines was $157,000.

We do not have sufficient working capital to fund our ongoing operations and satisfy our debt obligations absent a significant increase in our revenues.

Included in those obligations at September 30, 2012 is $1,387,500 due under credit lines which matures on December 31, 2012. Our failure to pay the interest or principal when due under the line of credit will result in an event of default, or if any other events should occur which would otherwise result in an event of default under the agreement, the amounts due under the credit line would become immediately due and payable.  If we were unable to pay these amounts, the lender could seek to foreclose on the assets of our subsidiary which represents substantially all of our operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. - continued

Liquidity and Capital Resources - continued

On October 26, 2012, The Company closed Senior Secured Revolving Credit Facility Agreement in the amount of $3,000,000 with TCA Global Credit Master Fund, LP. The Company has initially drawn down $350,000 which has primarily been used for the purchase of product with our suppliers.

We continue to rely on short terms loans to fund our daily operations and to meet payroll. We are continuously reviewing and adjusting our monthly expenses so as to better self-fund our operations based on the level of current sales. We continue to work with a number of potential lenders to provide funding for both operations and product inventory. There is no assurance that we will be able to obtain funds at favorable terms to us, if at all. In addition, under the terms of the four Asher Enterprises, Inc. $178,000 total principal amount notes, we have granted the lender a right of first refusal for future offerings as well as anti-dilution rights which could adversely impact our results of operations in future periods if triggered.  As described elsewhere herein, we do not have sufficient funds to pay our outstanding debt obligations which are approximately $2,860,883 at September 30, 2012. We will need to raise capital to satisfy our debt obligations.  We do not have any commitments from any third parties to provide these additional funds to us and there are no assurances we will be able to raise the necessary capital.  If we are unable to raise the necessary capital, we could be forced to curtail some or all of our operations and it is likely that investors would lose their entire investment in our company.

During the third quarter of 2012, the Company negotiated an extension agreement relating to its line of credit with Commercial Holding AG. The maturity date of this credit line has been extended from December 31, 2012 to December 31, 2014.

During the third quarter of 2012, the Company has used short-term borrowings from its officers and related parties to fund purchase of additional product from its suppliers.

Going Concern

Our financial statements have been prepared on the basis that we will operate as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.  We have incurred net losses from operations each year since inception and have relied on the sale of our securities from time to time and loans from third parties to fund our operations.  These recurring operating losses have led our predecessor independent registered public accounting firm Sherb & Co, LLP to include a statement in its audit report relating to our audited consolidated financial statements for the years ended December 31, 2011 and 2010 expressing substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet our obligations and repay our liabilities when they become due and to generate profitable operations in the future.  We plan to continue to provide for our capital requirements through the sale of equity securities and short-term debt, however, we have no firm commitments from any third party to provide this financing and we cannot assure you we will be successful in raising working capital as needed.  There are no assurances that we will have sufficient funds to execute our business plan, pay our obligations as they become due or generate positive operating results.

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

On December 13, 2011, a previous employee of the Company, Ms. Dominique Lerouge, filed an employment suit against both the Company as well as our CEO Mr. Jeffrey Schultz personally pursuant to 29U.S.C. (“Fair Labor Standards Act”). The suit was filed in the United States District Court in the Southern District of Florida Civil Action #12-CV-60012-Dimitrouleas/Snow. While admitting no liability, the Company agreed to settle the matter in the August of 2012. Terms of the settlement were payments to Ms. Lerouge of $4,000 for wages and $5,500 in damages. The settlement also included the additional payment of $5,500 in Ms. Lerouge’s legal fees.

On August 7, 2012 a lawsuit was filed in the Circuit Court of Miami-Dade by Fernando and Adriana Noriega (Plaintiffs) against Redfin Network, Inc. and Jeffrey L. Schultz (Defendants), as personal guarantor relating to non-payment of a Promissory Note.  The Promissory Note was entered into, by the parties to this case, on July 1, 2011 in the amount of $57,500 and specified certain remuneration based on sales of HIOPOS point-of-sales terminals.  Defendant made payments to Plaintiffs in the amount of $31,300 through 2011 and into 2012.  Plaintiffs are seeking principle in the amount of $53,200 and additional commissions of $22,500 plus interest.  The case continues to progress through the Court.

Item 1A.	Risk Factors.

Risk factors describing the major risks to our business can be found under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2011.  In addition to those risk factors, you should consider carefully the following risk factors and other information in this report before deciding to invest in our common stock.

Our primary assets serve as collateral under a credit agreement with TCA and other of our lenders have second position security interests in our assets. If we should default on these obligations, the holders could foreclose on our assets and we would be unable to continue our business and operations.

In connection with entering into the credit agreement with TCA Global Credit Master Fund, LP (“TCA”) in October 2012, we granted TCA a priority security interest in our assets.  Our prior secured creditors evidencing approximately $ 1,448,500 of principal and accrued interest entered into subordination agreements as a condition precedent to the closing of the credit agreement with TCA.  We have granted these lenders a security interest in all of its assets. These assets represent substantially all of our operations. If we should default under the repayment provisions of one or more of these obligations, the lenders could seek to foreclose on these assets in an effort to seek repayment under the obligations. If the lenders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenue and fund our ongoing operations would be materially adversely affected. In such an event we would be forced to cease operations and you would lose your entire investment in our company.

Our CEO holds super voting preferred shares which give him the ability to control our board of directors and the Company.

In October 2012 under the terms of a new three year employment agreement we issued Jeffrey Schultz, our CEO, 50,000 shares of our newly designated Series A Preferred Stock.  Each share of the preferred stock entitles Mr. Schultz to 1,000 votes at any meeting of our stockholders and these shares vote together with our common shares.  As a result, these preferred shares, coupled with Mr. Schultz’s common stockholdings, entitle him to control the vote of approximately 60% of our current outstanding voting securities.  As a result, he is able to control the election of our board of directors, of which he is one of the two members, and otherwise control decisions regarding our company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 24, 2012, the Company issued to Michael E. Fasci 500,000 shares of the Company’s common stock relating to his 2012 employment agreement with the Company. These shares were valued at the sum of $4,000.  The recipient is an accredited investor and the issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on an exemption provided by Section 4(2) of that act.

On September 24, 2012, the Company issued to Jeffrey Schultz, 500,000 shares of the Company’s common stock relating to his 2012 employment agreement with the Company. These shares were valued at the sum of $4,000. The recipient is an accredited investor and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - continued

On September 26, 2012, the Company issued to David Rappa, 500,000 shares of the Company’s common stock relating to his 2012 employment agreement with the Company. These shares were valued at the sum of $6,000. The recipient is an accredited or otherwise sophisticated investor who had access to business and financial information for the Company and the issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(2) of that act.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures

Not applicable to our operations.

Item 5.	Other Information.

During the third quarter of 2012, the Company negotiated an extension agreement relating to its line of credit with Commercial Holding AG. The maturity date of this credit line has been extended from December 31, 2012 to December 31, 2014.

On August 1, 2012 the Company borrowed $35,000 from 3 Star Payments, Inc. (“3 Star”) under a promissory note due on September 15, 2012.  The terms of the unsecured promissory note provide that the Company pays interest and services fees of 10% for each 45 day period the note is outstanding.  The proceeds of the loan were to be used to fund inventory for existing and future purchase orders.  The Company did not pay the note on maturity and on October 1, 2012 the Company and 3 Star entered into a Note Extension and Revision agreement pursuant to which the maturity date of the note was extended to December 1, 2012 and the interest rate was retroactively changed to 10% per annum.  The descriptions of the 3 Star promissory note and extension agreement are qualified in their entirety by reference to the agreements which are filed as Exhibit 10.39 to this report.

On August 16, 2012 the Company entered into a One-Time Credit Card Loan Agreement with Kathy Schultz, the wife of our CEO.  The agreement permits the Company to charge up to $14,872 on a credit card held in Mrs. Schultz’s name for the purpose of purchasing inventory to fulfill product orders that have been placed with us.  Under the terms of the agreement, we agreed to repay any amounts charged on the credit card prior to the payment due date of the charges.  The description of the agreement is qualified in its entirety by reference to the agreement which is filed as Exhibit 10.40 to this report.

On August 28, 2012 the Company entered into a One-Time Credit Card Loan Agreement with Michael E. Fasci, our CFO.  The agreement permits the Company to charge up to $24,840 on a credit card held in Mr. Fasci’s name on a one-time basis for the purpose of purchasing inventory to fulfill product orders that have been placed with us.  Under the terms of the agreement, we agreed to repay any amounts charged on or before September 29, 2012.  As consideration for the use of Mr. Fasci’s credit card, we agreed to pay him $750. The amount was repaid pursuant to the terms of the agreement. The description of the agreement is qualified in its entirety by reference to the agreement which is filed as Exhibit 10.41 to this report.

On September 18, 2012 the Company entered into a One-Time Credit Card Loan Agreement with Kathy Schultz, the wife of our CEO.  The agreement permits the Company to charge up to $18,974.25 on a credit card held in Mrs. Schultz’s name for the purpose of purchasing inventory to fulfill product orders that have been placed with us.  Under the terms of the agreement, we agreed to repay any amounts charged on the credit card prior to the payment due date of the charges.  The description of the agreement is qualified in its entirety by reference to the agreement which is filed as Exhibit 10.42 to this report.

Item 6.	Exhibits.

Exhibit No.	Description
10.39	Three Star Payments $35,000 Promissory Note dated August 1, 2012 and Note Extemsion and Revision dated October 1, 2012 *

10.40	One-Time Credit Card Loan Agreement dated August 16, 20912 with Kathy Schultz *

10.41	One-Time Credit Card Loan Agreement dated August 28, 2012 with Michael E. Fasci *

10.42	One-Time Credit Card Loan Agreement dated September 18, 2012 with Kathy Schultz *

10.43	Commercial Holding AG Letter of Credit Extension Agreement dated October 19, 2012 *

31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer *

31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer *

32.1	Section 1350 certification of Chief Executive Officer *

32.2	Section 1350 certification of Chief Financial Officer *

101.INS	XBRL Instance Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase **

101.LAE	XBRL Taxonomy Extension Label Linkbase **

101.DEF	XBRL Taxonomy Extension Definition Linkbase **

101.SCH	XBRL Taxonomy Extension Schema **

*	Filed herewith
**	In accordance with Regulation S-T, the XBRL-formatted interactive data files that comprise exhibit 101 in this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

(1)	Incorporated by reference to the Form 8-K filed on October 22, 2012
(2)	Incorporated by reference to the Form 8-K filed on October 31, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REDFIN NETWORK, INC.

Date: November 9, 2012	By:	/s/ Jeffrey L. Schultz
Jeffrey L. Schultz
Title: President, CEO, principal executive officer

Date: November 9, 2012	By:	/s/ Michael Fasci
Michael Fasci
Title: Chief Financial Officer, principal financial officer